Form 10-Q
period 2008-06-30
CFO CONSULTING, INC.
filed 2008-10-06
CIK 1426874

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

☐	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 333-149294

CFO CONSULTANTS, INC.

(Exact Name of Registrant as Specified in its Charter)

NEVADA	42-1749358
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

829 Francis Drive
Palm Springs CA	92262
(Address of principal executive offices)	(Zip Code)

Registrant's Phone: (760) 899-1919

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer    ☐                  Accelerated filer                    ☐

Non-accelerated filer

 ☐                   Smaller reporting company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of June 30, 2008, the issuer had 3,450,000 shares of common stock issued and outstanding.

ITEM 1 FINANCIAL STATEMENTS

Financial Statements for 3 month period ended June. 30, 2008 have been prepared by the Management Group of CFO Consultants, Inc.

CFO CONSULTANTS, INC. (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
JUNE 30, 2008

ASSETS

Current Assets
Cash and Cash Equivalents	$3,990
Accounts Receivable – Trade	-
Total Current Assets	3,990

Fixed Assets
Machinery and Equipment	-
Furniture and Fixtures	-
Vehicles	-
Leasehold Improvements	-

Accumulated Depreciation	-
Total Fixed Assets	-

Total Assets	$3,990

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$-
Accrued Payroll Taxes	-
Loans From Shareholders	-
Total Current Liabilities	-

Long Term Liabilities
Bank of Blue Valley Notes	-
UP Loan	-
Sterling Bank Loan	-
Total Long Term Liabilities	-

Stockholders’ Equity
Capital Stock (3,450,000 issued and outstanding)	3,450
Additional Paid In Capital	3,350
Retained Earnings	(2,810)
3,990

Total Liabilities and Stockholders’ Equity	$3,990

CFO CONSULTANTS, INC. (A DEVELOPMENT STAGE COMPANY)
INCOME STATEMENT
FOR THE 6 MONTHS ENDED JUNE 30, 2008

Income
Consulting Fees	$-
Discounts Given to Customer	-
Total Income	-

General and Administrative Expenses
Advertising	-
Bank Charges	10
Customer Expense	-
Consulting	1,250
Depreciation	-
Dues and Subscriptions	-
Entertainment	-
Insurance – Business	-
Licenses and Permits	550
Legal and Accounting	1,000
Repair and Maintenance	-
Miscellaneous	-
Office Expenses	-
Rent	-
Taxes and Licenses	-
Payroll Taxes	-
Telephone	-
Travel	-
Uniforms – Laundry	-
Utilities	-
Meals and Entertainment	-
Business Taxes	-
State Disability Employers Ins.	-
Workman’s Compensation	-
State Unemployment	-
Total Expenses	2,810

Net Income (Loss)	$(2,810)

Net Income (Loss) per share – 3,450,000 shares issued	$(0.0008)

CFO CONSULTANTS, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE 6 MONTHS ENDED JUNE 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$(2,810)

Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation	-
Amortization	-
(Increase) decrease in:
Accounts Receivable	-
Inventory	-
Increase (decrease) in:
Accounts Payable	-
Accrued Payroll Taxes	-
Net Cash Provided (Used) By Operating Activities	(2,810)

CASH FLOWS FROM INVESTING ACTIVITIES

Fixed Asset Additions	-
Net Cash (Used) By Investing Activities	-

CASH FLOWS FROM FINANCING ACTIVITIES

Loans From Shareholders	-
Capital Contributions	6,800
Net Cash (Used) By Financing Activities	6,800

NET INCREASE (DECREASE) IN CASH	3,990

CASH AT BEGINNING OF PERIOD	-

CASH AT END OF PERIOD	$3,990

The accompanying notes are an integral part of these FINANCIAL STATEMENTS.

China Holdings, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The Three Months Ended Sept. 30, 2008

GENERAL:

The condensed consolidated financial statements of China Holdings, Inc. included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, China Holdings, Inc. believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three month period ended Sept. 30, 2008 should be read in conjunction with the financial statements and notes thereto included in this report.

The condensed consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation.

The Company has not commenced operations and has no working capital.

NOTE 1 - ORGANIZATION AND BUSINESS PLAN:

Company was organized under the laws of the State of Nevada on April 28, 1994 under the name of China Holdings, Inc. The Company was incorporated to engage in any lawful activities.

The Company's articles initially authorized 1,000 shares of Preferred Stock and 10,000 shares of Common Stock, both at a par value of $.001 per share.

Common Stock.

During 1996, certain consulting services were rendered to the Company by the majority stockholder, Magellan Capital Corporation, (a Nevada Corporation doing business in California) and 4 other individuals. The value of such services were at the stated par value for 1,041 shares issued on July 15, 1995 and have been stated on the Balance sheet, the Statement of Operations and the Cash Flow Statement at $936 for the year ending 12/31/96, which amount reflects the par value of the original issue on the date of the 900 for 1 forward stock split on the 1,041 shares. Revised number of shares issued and outstanding after the foregoing split were 936,900, with a total value of $936.00 as of the end of the year September 30, 1996.

On December 30, 1998, 2,053,500 shares were sold for $2,054 cash at the stated par value of $.001 per share. Total shares outstanding at year end 12/31/98 were 2,990,400, with a total value of $2,990.

On September 25, 2001, 200,000 shares were issued at the stated par value of $.001 per share for services rendered through September, 2001: 100,000 shares to Darren J. Holm, the newly appointed President of the Company and 50,000 shares each to Randall Baker, Secretary and Norm LeBoeuf, Controller.

The total number of Common Stock shares outstanding and issued as of the end of Dec. 31, 2007 and 2006 were 3,190,400, total value $53,190. No other transactions have taken place since those dates for the Common Stock of the Company: Total Common Stock Shares outstanding and issued at June 30, 2007 were 3,190,400, total value of $53,190.

Preferred Stock.

The original articles of incorporation, April 28, 1994, authorized 1,000 shares of Preferred Stock with a stated par value of $.001 per share. From inception (April 28, 1994) through Sept. 30, 2008, no Preferred Stock Shares have been issued, and, none are outstanding.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Articles of Incorporation (as revised) authorize China Holdings, Inc. to issue up to 99,999,000 shares of Common Stock with a par value of $.001 per share and 1,000 shares of Preferred Stock, with a par value of $.001 per share. As of the period ending Sept. 30, 2008, there were 3,190,400 shares of Common Stock issued and outstanding. As of Sept. 30, 2008, no Preferred Stock were issued or outstanding.

NOTE 3 - FIXED ASSETS:

The Company has no Fixed Assets for the period ending Sept. 30, 2007 and December 31, 2007.

NOTE 4 - CURRENT LIABILITIES:

Following are the Current Liabilities of the Company as of Sept. 30, 2008 and December 31, 2007 were:

Category Description	Amounts due 9/30/08	Amounts due 12/31/07
Current Liabilities	$0	$0
TOTAL LIABILITIES	$0	$0

NOTE 5. LONG TERM LIABILITY

Assets and current liabilities have been consolidated into a long term liability note in favor of a D.K. Mork, the majority stock holder of China Holdings, Inc., as set fourth in Part I - Item 6.

NOTE 6. GOING CONCERN AND INCIDENTAL COSTS:

Incidental costs to maintain legal registrations of the Company in the State of Nevada and with the Security and Exchange Commissions have been paid or assumed by Mr. Dempsey Mork, Chief Financial Officer/ Director, the majority shareholder of China Holdings, Inc. This will continue for the foreseeable future.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); finding suitable merger or acquisition candidates; expansion and growth of the Company's business and operations; and other such matters are forward-looking statements.  These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

GENERAL DESCRIPTION OF BUSINESS

The Company is looking for a merger or acquisition candidate.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. Such risks include inadequate funding the company's inability to anticipate and adapt to a developing market, the failure of the company's infrastructure, changes in laws that adversely affect the company's business, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, the introduction and development of different or more extensive communities by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

The Company expects that its operating expenses will increase significantly, especially as it implements its business plan. To the extent that increases in its operating expenses precede or are not followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $0 for the three months ended Sept. 30, 2008, compared with a net loss of $ 0   for the three months ended Sept. 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception the Company has had limited operating capital, and has relied heavily on debt and equity financing.

The financial statements as of and for the period ended on December 31, 2007 expressed their substantial doubt as to the Company's ability to continue as a going concern. Without additional capital, it is unlikely that the Company can continue as a going concern. The Company plans to raise operating capital via debt and equity offerings. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a going concern. Moreover, if such offerings are successful, they may result in substantial dilution to the existing shareholders.

CRITICAL ACCOUNTING POLICIES

In Financial Reporting release No. 60, "CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES" ("FRR 60"), the Securities and Exchange Commission suggested that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, our most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period and the valuation of shares and underlying mineral rights acquired with shares. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates or foreign currencies.

CONTROLS AND PROCEDURES

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of Sept. 30, 2008, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of Sept. 30, 2008.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Our management is also responsible for establishing ICFR as defined in Rules 13a-15(f) and 15(d)-15(f) under the 1934 Act.  Our ICFR are intended to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our ICFR are expected to include those policies and procedures that management believes are necessary that:

(i)

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and our directors; and

(iii)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect of financial statement preparation and may not prevent or detect misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

As of Sept. 30, 2008, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of Sept. 30, 2008 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of Dec. 31, 2007:

(1)

Lack of an independent audit committee. Although we have an audit committee it is not comprised solely of independent directors.  We may establish an audit committee comprised solely of independent directors when we have sufficient capital resources and working capital to attract qualified independent directors and to maintain such a committee.

(2)

Inadequate staffing and supervision within our bookkeeping operations. The relatively small number of people who are responsible for bookkeeping functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the ultimate identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews which may result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission.

(3)

Insufficient number of independent directors. At the present time, our Board of Directors does not consist of a majority of independent directors, a factor that is counter to corporate governance practices as set forth by the rules of various stock exchanges.

Our management determined that these deficiencies constituted material weaknesses.  Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter year ended Sept. 30, 2008, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended Sept. 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the covered time period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference as exhibits to this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: Oct. 6, 2008

CFO Consultants, Inc.
Registrant

By: /s/ Norman LeBoeuf
Norman LeBoeuf Chairman of the Board Chief Executive Officer