Form 10-Q/A
period 2008-06-30
CFO CONSULTANTS, INC.
filed 2008-10-08
CIK 1426874

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

CFO Consultants, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The Three Months Ended June 30, 2008

GENERAL:

The condensed consolidated financial statements of China Holdings, Inc. included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, China Holdings, Inc. believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three month period ended June 30, 2008 should be read in conjunction with the financial statements and notes thereto included in this report.

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

Preferred Stock.

The original articles of incorporation, April 28, 1994, authorized 1,000 shares of Preferred Stock with a stated par value of $.001 per share. From inception (April 28, 1994) through June 30, 2008, no Preferred Stock Shares have been issued, and, none are outstanding.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Articles of Incorporation (as revised) authorize China Holdings, Inc. to issue up to 99,999,000 shares of Common Stock with a par value of $.001 per share and 1,000 shares of Preferred Stock, with a par value of $.001 per share. As of the period ending June 30, 2008, there were 3,190,400 shares of Common Stock issued and outstanding. As of June 30, 2008, no Preferred Stock were issued or outstanding.

NOTE 3 - FIXED ASSETS:

The Company has no Fixed Assets for the period ending June 30, 2008 and December 31, 2007.

NOTE 4 - CURRENT LIABILITIES:

Following are the Current Liabilities of the Company as of June. 30, 2008 and December 31, 2007 were:

Category Description	Amounts due 6/30/08	Amounts due 12/31/07
Current Liabilities	$0	$0
TOTAL LIABILITIES	$0	$0

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $0 for the three months ended June 30, 2008, compared with a net loss of $ 0  for the three months ended June 30, 2007.

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

CONTROLS AND PROCEDURES

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2008, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of June 30, 2008.

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

As of June 30, 2008, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of June 30, 2008 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2008:

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

Our management determined that these deficiencies constituted material weaknesses.  Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter year ended June 30, 2008, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s S-1 of April 2008.

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

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: Oct. 7, 2008

CFO Consultants, Inc.
Registrant

By: /s/ Norman LeBoeuf
Norman LeBoeuf Chairman of the Board Chief Executive Officer