Form 10-Q
period 2008-09-30
CFO CONSULTANTS, INC.
filed 2008-10-17
CIK 1426874

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended Sept. 30, 2008

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

Registrant's Phone: (760) 322-9277

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer   ☐                   Accelerated filer                     ☐

Non-accelerated filer

  ☐                  Smaller reporting company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of Sept. 30, 2008, the issuer had 5,580,000 shares of common stock issued and outstanding.

ITEM 1 FINANCIAL STATEMENTS

Financial Statements for 3 month period ended Sept. 30, 2008 have been prepared by the Management Group of CFO Consultants, Inc.

CFO CONSULTANTS, INC. (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
SEPT. 30, 2008

ASSETS

Current Assets
Cash and Cash Equivalents	$1,935
Accounts Receivable – Trade	-
Total Current Assets	1,935

Fixed Assets
Machinery and Equipment	-
Furniture and Fixtures	-
Vehicles	-
Leasehold Improvements	-

Accumulated Depreciation	-
Total Fixed Assets	-

Total Assets	$1,935

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$-
Accrued Payroll Taxes	-
Loans From Shareholders	-
Total Current Liabilities	-

Long Term Liabilities
Bank of Blue Valley Notes	-
UP Loan	-
Sterling Bank Loan	-
Total Long Term Liabilities	-

Stockholders’ Equity
Capital Stock (5,580,000 issued and outstanding)	5,580
Additional Paid In Capital	15,920
Retained Earnings	(19,565)
1,935

Total Liabilities and Stockholders’ Equity	$1,935

CFO CONSULTANTS, INC. (A DEVELOPMENT STAGE COMPANY)
INCOME STATEMENT
FOR THE 6 MONTHS ENDED JUNE 30, 2008

Income
Consulting Fees	$-
Discounts Given to Customer	-
Total Income	-

General and Administrative Expenses
Advertising	-
Bank Charges	265
Customer Expense	-
Consulting	18,150
Depreciation	-
Dues and Subscriptions	-
Entertainment	-
Insurance – Business	-
Licenses and Permits	-
Legal and Accounting	1,150
Repair and Maintenance	-
Miscellaneous	-
Office Expenses	-
Rent	-
Taxes and Licenses	-
Payroll Taxes	-
Telephone	-
Travel	-
Uniforms – Laundry	-
Utilities	-
Meals and Entertainment	-
Business Taxes	-
State Disability Employers Ins.	-
Workman’s Compensation	-
State Unemployment	-
Total Expenses	19,565

Net Income (Loss)	$(19,565)

Net Income (Loss) per share – 3,450,000 shares issued	$(0.0091)

CFO CONSULTANTS, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE 6 MONTHS ENDED JUNE 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$(19,565)

Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation	-
Amortization	-
(Increase) decrease in:
Accounts Receivable	-
Inventory	-
Increase (decrease) in:
Accounts Payable	-
Accrued Payroll Taxes	-
Net Cash Provided (Used) By Operating Activities	-

CASH FLOWS FROM INVESTING ACTIVITIES

Fixed Asset Additions	-
Net Cash (Used) By Investing Activities	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds Stock Subscriptions	21,500
Loans From Shareholders	-
Capital Contributions	-
Net Cash (Used) By Financing Activities	21,500

NET INCREASE (DECREASE) IN CASH	1,935

CASH AT BEGINNING OF PERIOD	-

CASH AT END OF PERIOD	$1,935

The accompanying notes are an integral part of these FINANCIAL STATEMENTS.

CFO Consultants, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The Three Months Ended Sept.30, 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of CFO Consultants, Inc. (A Development Stage Company) (the Company) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose and is considered to be in its development state in accordance with SFAS 7, “Accounting and Reporting by Development State Enterprises.”

Organization, Nature of Business and Trade Name

CFO Consultants, Inc. (the Company) was incorporated in the State of Nevada on December 10, 2007. CFO Consultants, Inc. was established to assist companies in their need for CFO’s and CFO related service. The Company has elected a fiscal year end of December 31st.

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the company for the respective periods being presented.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

CFO Consultants, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The Three Months Ended Sept.30, 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment (continued)

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated Useful Lives
Office Equipment	5-10 years
Copier	5-7 years
Vehicles	5-10 years

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For audit purposes, depreciation is computed under the straight-line method.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

Revenue and Cost Recognition

The Company provides custom solutions for business management needs. The Company reports income and expenses on the accrual basis of accounting, whereby income is recorded when it is earned and expenses recorded when they are incurred. In this specific industry revenue from jobs is recognized as stipulated in each contract for services. The Company currently has not met any contract terms for recognition of revenue.

Cost of Goods Sold

Job costs include all direct materials, and labor costs and those indirect costs related to contracted services. Selling, general and administrative costs are charged to expense as incurred.

Advertising

Advertising expenses related to specific jobs are allocated and classified as costs of goods sold. Advertising expenses not related to specific jobs are recorded as general and administrative expenses.

CFO Consultants, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The Three Months Ended Sept.30, 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  A change in managements’ estimates or assumptions could have a material impact on CFO Consultants, Inc.’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. CFO Consultants, Inc.’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Common Stock

The Company has authorized common stock and has not authorized any other form of stock including preferred stock.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.

Recently Issued Accounting Pronouncements

In December of 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123.”  SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

CFO Consultants, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The Three Months Ended Sept.30, 2008

Recently Issued Accounting Pronouncements (Continued)

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133.  “Accounting for Derivative Instruments and Hedging Activities, “SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument within its scope as a liability (or asset in some circumstances).  SFAS No. 150 was effective for financial statements entered into or modified after May 31, 2003 and otherwise was effective and adopted by the Company in 2003.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  This statement changes the requirements for the accounting for and reporting of a change in accounting principle.  Previously, Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to a new principle.  This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, when practicable.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting.

NOTE B – STOCK-BASED COMPENSATION

Stock-based compensation is defined as compensation arrangements under which employees receive shares of stock, stock options, or other equity instruments, or under which the employer incurs obligations to the employees based on the price of the company’s shares.

CFO Consultants, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The Three Months Ended Sept.30, 2008

NOTE B – STOCK-BASED COMPENSATION - CONTINUED

In December 2007, the Company issued One Million Four Hundred Fifty Thousand (1,450,000) shares of common stock to its officer and director, Norbert LeBoeuf. This stock was issued to Mr. LeBoeuf as compensation for services rendered as the incorporator of the Company.  The out of pocket expenses incurred and paid by Mr. LeBoeuf totaled One Thousand Four Hundred Fifty Dollars ($1,450) setting the issue price of the stock-based compensation at .001 per share. The option price of this stock-based compensation is the same as the registered price. That is, the option price is equal to the market price, therefore per APB 25 no compensation is to be recognized.

NOTE C – GOING CONCERN

Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to laws or regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business. Management expects to face strong competition from well-established companies and small independent companies. Accordingly, the Company expects to compete on the basis of price (or the value to the customer of the services performed) and, on the basis of their established reputation among customers as a quality provider of management services and our locality of operation. Without a strong performance in the growth process Management expects to be less able than our larger competitors to handle generally increasing costs and expenses of doing business. Additionally, it is expected that there may be significant technological advances in the future and Management may not have adequate resources without the strong public response anticipated to enable the Company to take advantage of such advances.

NOTE D – INCOME TAXES

The Company (CFO Consultants, Inc.) filed organization paperwork with the State of Nevada. At the time of filing CFO Consultants, Inc. elected and filed to be Sub Chapter S Corporations. This election allows all income taxes to be the responsibility of the Shareholders of Corporation not the corporation.

CFO Consultants, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The Three Months Ended Sept.30, 2008

NOTE D – INCOME TAXES - CONTINUED

Deferred taxes will be provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Due to the inherent uncertainty in forecasts and future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in no net deferred tax assets or liabilities for the periods audited.

NOTE E – NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” The weighted –average number of common shares outstanding during each period is used to compute basic loss per share. Basic net loss per common share is based on the weighted-average number of share of common stock of Three Million Four Hundred Fifty Thousand (3,450,000) outstanding in the development period ending January 17, 2008.   The resulting Net Loss per share is $0.009 as shown on the bottom of the Income Statement (Pg. 4 of the Financial Statements).

NOTE F – SUBSCRIPTION AGREEMENT

In December 2007, the Company undertook a private offering of Two Million (2,000,000) shares of common stock. The stock was offered with a price of .00315 per share. The private offering was made to Orion Investment Partners through a subscription agreement that the shares were purchased with the intention of holding the securities for investment purposes, with no intention of dividing or allowing others to participate in this investment or to sell the securities for at least one year in the event that the company becomes registered with the Securities and Exchange Commission.

In the subscription agreement the purchaser specifically agrees that if the Company has an initial public offering prior to March 15, 2008, and the underwriter in such offering requires the existing shareholders of the Company to agree to a lock-up period during which such shareholders will not dispose of or pledge their securities, the purchasers agree to the lock-up period prescribed by the underwriter.

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

GENERAL DESCRIPTION OF BUSINESS

Short term (one to three month) engagements of retired CFO’s to assist a company in certain transactions or restructurings such as a sale of business, tax situations, reorganizations, family transfers of business, estate planning etc.

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $19,565 for the three months ended Sept. 30, 2008, compared with a net loss of $ 0  for the three months ended June 30, 2008.

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

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of Sept. 30, 2008:

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

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: Oct. 16, 2008

CFO Consultants, Inc.
Registrant

By: /s/ Norman LeBoeuf
Norman LeBoeuf Chairman of the Board Chief Executive Officer