Form 10-Q/A
period 2008-06-30
CFO CONSULTANTS, INC.
filed 2008-10-29
CIK 1426874

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

Yes ☒   No ☐

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

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: Oct. 28, 2008

CFO Consultants, Inc.
Registrant

By: /s/ Norman LeBoeuf
Norman LeBoeuf Chairman of the Board Chief Executive Officer