Form 10-K
period 2008-12-31
CFO CONSULTANTS, INC.
filed 2009-04-27
CIK 1426874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number: 333-149294

CFO Consultants, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	42-1749358
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

829 Francis Drive
Palm Springs, CA 92262
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (760) 322-9277

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer .	Accelerated Filer .
Non-accelerated filer .	Smaller reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

For the year ended December 31, 2008, the issuer had no revenues.

As of March 20, 2009, there was no active trading market for the issuer’s common stock, $.001 par value.  The issuer has been cleared to trade on the OTC:BB.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of March 20, 2009 was 5,580,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

CFO Consultants, Inc.

Form 10-K Annual Report
Table of Contents

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to CFO Consultants, Inc.

PART 1

ITEM 1.

BUSINESS.

CORPORATE BACKGROUND

Our Background

CFO Consultants, Inc. was incorporated pursuant to the laws of the State of Nevada on Dec. 10, 2007.

Our Business

We are a development stage company. The Company is a provider of short term (one to three month) engagements of retired CFO's to assist a company in certain transactions or restructurings such as sale of a business, tax situations, reorganizations, family transfer of business, estate planning etc. There might be a situation where it is a small company that normally would not have a CFO, but needs one for a period of time to complete a transaction.

Employees

At December 31, 2007, the Company had 1 full time employee.  None of its employees were represented by a collective bargaining arrangement.

The Company does not carry key person life insurance on any of its Directorial personnel. The loss of the services of any of its executive officers or other directors could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.

There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.

ITEM 1A.

RISK FACTORS.

Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations.

We lack an operating history and have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we will cease operations.

We were incorporated on Dec. 10, 2007 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception through Dec. 31, 2008 is $21,015. Since Dec. 10, 2007, we have incurred $21,015 in expenses.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•

our ability to develop and continually update a functional, user-friendly website;

•

our ability to procure and maintain on commercially reasonable terms relationships with third parties to develop and maintain our website, network  infrastructure,  and transaction processing systems;

•

our ability to identify and pursue mediums through which we will be able to market our products;

•

our ability to attract customers to our website;

•

our ability to generate revenues through sales on our website; and

•

our ability to manage growth by managing administrative overhead.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future.

Changing consumer preferences will require periodic service changes.

As a result of changing consumer preferences, many services are successfully marketed for a limited period of time. There can be no assurance that any of our services continue to be popular for a period of time. Our success will be dependent upon our ability to develop new and improved services. Our failure to introduce new services and to achieve and sustain market acceptance and to produce acceptable margins could have a material adverse effect on our financial condition and results of operations.

We face intense competition and our inability to successfully compete with our competitors will have a material adverse effect on our results of operation.

The CFO service industry is highly competitive. Many of our competitors have longer operating histories, greater brand recognition, broader service lines and greater financial resources and advertising budgets than we do. Many of our competitors offer similar services or alternatives to our services. We intend to rely solely on concepts and other intellectual property developed by Norman LeBoeuf, our sole officer and director. There can be no assurance that we will procure a market that will be available to support the services we will offer or allow us to seek expansion. There can be no assurance that we will be able to compete effectively in this marketplace.

If we do not attract customers on cost-effective terms, we will not make a profit, which ultimately will result in a cessation of operations.

Our success depends on our ability to attract customers on cost-effective terms. If we are unsuccessful at attracting a sufficient amount of clients, our ability to get repeat customers and our financial condition will be harmed.

To date we do not have any customers. We cannot guarantee that we will ever have any customers. Even if we obtain customers, there is no guarantee that we will generate a profit. If we cannot generate a profit, we will have to suspend or cease operations.

Our sole officer and director, Norman LeBoeuf, will only be devoting limited time to our operations. Mr. LeBoeuf will be devoting approximately 12 hours per week of his time to our operations. Because our sole officer and director will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to him. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations.

Because our sole officer and director does not have prior experience in CFO services marketing, we may have to hire individuals or suspend or cease operations.

Because our sole officer and director does not have prior experience in CFO services marketing, we may have to hire additional experienced personnel to assist us with our operations. If we need the additional experienced personnel and we do not hire them, we could fail in our plan of operations and have to suspend operations or cease operations.

Because we have only one officer and director who is responsible for our managerial and organizational structure, in the future, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us.

We have only one officer and director. He is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When theses controls are implemented, he will be responsible for the administration of the controls. Should he not have sufficient experience, he may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the Securities and Exchange Commission.

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

None

ITEM 2.

PROPERTIES

The Company does not own any property at the present time and has no agreements to acquire any property.

Our executive, administrative and operating offices are located at 829 Francis Drive, Palm Springs, CA 92262. This is also the office of our sole officer and director, Norman LeBoeuf. Mr. LeBoeuf makes this space available to the company free of charge. There is no written agreement documenting this arrangement.

We have no policies with respect to investments in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.

MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. Our Common Stock is not actively trading on any public trading market or stock exchange. No assurance can be given that any market for our Common Stock will ever develop.  The company has been cleared to trade on the OTC:BB.

(b) Holders. As of February 20, 2009, there were 41 record holders of all of our issued and outstanding shares of Common Stock.

(c) Dividend Policy

We have not declared or paid any cash dividends on our Common Stock and do not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as the Board of Directors may consider.

ITEM 6.

SELECTED FINANCIAL DATA.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section of the prospectus includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a development stage company and have not started operations or generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. Our auditor's opinion is based on our suffering initial losses, having no operations, and having a working capital deficiency. The opinion results from the fact that we have not generated any revenues and no revenues are anticipated until we complete the development of our business plan. Our only other source for cash at this time is investments by others in our company.

We have only one officer and director. He is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When theses controls are implemented, he will be responsible for the administration of the controls. Should he not have sufficient experience, he may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the Securities and Exchange Commission which ultimately could cause our shareholders to lose their investment.

Plan of Operation

Our specific goal is to profitably develop our website and marketing. We intend to accomplish the foregoing through the following milestones:

We will immediately begin our marketing efforts. We will market initially through the internet on search and yellowbook type sites.

If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in development stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns.

We are seeking equity financing to provide for the capital required to implement our operations. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on Dec. 10, 2007 to Dec. 31, 2008.

Since inception, we sold 1,450,000 shares of common stock to our sole officer and director for services, and 2,000,000 shares of common stock to our an investor for $6,800 in cash.  We then sold 2,135,000 shares in our S-1 offering for $21,350.

Liquidity and Capital Resources

We cannot guarantee that we will stay in business. If we are unable to successfully attract customers to our website, we may quickly use up the proceeds from our offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash.

If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

As of the date of this annual report, we have yet to generate any revenues from our business operations.

As of Dec. 31, 2008, our total assets were $1,935 and our total liabilities were $ 0. As of Dec. 31, 2008, we had cash of $1,935. Operations include but are not limited to filing reports with the Securities and Exchange Commission as well as the business activities contemplated by our business plan.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2008.

Off-Balance Sheet Arrangements

As of December 31, 2008, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the index to the Financial Statements below, beginning on page F-1.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).

CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.”

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of March 20, 2009:

The name, address, age, and positions of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)
Norman LeBoeuf	78	President, Chief Executive Officer,
829 Francis Drive		Chief Financial Officer,
Palm Springs, CA 92264		Secretary and sole Director

Our sole director will serve until is successor is elected and qualified, or until the earlier of his death, resignation or removal from office. Our sole officer was elected by the board of directors for a one year term, and will serve until his successor is duly elected and qualified, or until the earlier of his death, resignation or removal from office. The board of directors has no nominating, auditing, or compensation committees.

Background of Our Sole Officer and Director

Norman LeBoeuf--President,  Chief Executive  Officer,  Chief Financial Officer Secretary, and sole director.

Mr. Norman LeBoeuf has been responsible for the accounting and tax functions for many companies. Mr. LeBoeuf's professional career includes three years in the U.S. Marine Corps Legal and Administrative functions (1952-1955) and forty years in all areas of accounting for small, medium and large (Fortune 500 Companies) in Electronics, Manufacturing and Aerospace.

Mr. LeBoeuf devotes approximately 12 hours per week to our operations and will devote additional time as required. Mr. LeBoeuf is not an officer or director of any other reporting company.

Audit Committee Financial Expert

Compensation and Audit Committees

As we only have one board member and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board of Directors has determined that it does not have an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. In addition, we have not adopted any procedures by which our shareholders may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended December 31, 2008 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11.

EXECUTIVE COMPENSATION.

Norman LeBeouf is our sole officer and director.  Mr. LeBeouf does not receive any regular compensation for his services rendered on our behalf. Mr. LeBeouf did not receive any compensation during the years ended December 31, 2008 and 2007. No officer or director is required to make any specific amount or percentage of his business time available to us.

Director Compensation

We do not currently pay any cash fees to our sole director, nor do we pay director’s expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of March 20, 2009 regarding the number of shares of common stock of CFO Consultants beneficially owned, before and after giving effect to the sale of the shares of common stock offered, by our directors and named executive officers, our directors and named executive officers as a group, and persons owning 5% or more of CFO Consultants' stock.

Name and Address of Beneficial Owner(1)(2)	Number of Shares	Percent of Class

Orion Investment, Inc.(3)	2,000,000	35.8%

Norman LeBoeuf	1,450,000	25.9%
829 Francis Drive
Palm Springs, CA 92264

(1) All directors, named executive officers, and persons owning 5% our more of CFO Consultants’ stock have sole voting and investment power with respect to the shares listed.

(2) No director, named executive officer, or persons owning 5% our more of CFO Consultants' stock has any rights to acquire any shares from options, warrants, rights, conversion privileges or similar obligations.

(3)  The majority of the shares of Orion Investment, Inc. are held by Riccardo Mortara.  The remaining shares are held by Robert Filliarato, Dempsey Mork and Randal Baker.

There are no arrangements currently in place which may result in a change of control of CFO Consultants.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board of Directors consist solely of Norman LeBeouf. He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Various related party transactions are reported throughout the notes to our financial statements and should be considered incorporated by reference herein.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Blackwing Group LLC is our independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Blackwing Group LLC for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $1,500 and $0 for the fiscal years ended December 31, 2008 and 2007, respectively.

Audit-Related Fees

There were no fees billed by Blackwing Group LLC for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2008 and 2007, respectively.

Tax Fees

The aggregate fees billed by Blackwing Group LLC for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2008 and 2007, respectively.

All Other Fees

There were no fees billed by Blackwing Group LLC for other products and services for the fiscal years ended December 31, 2008 and 2007, respectively.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

Item 15.

Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•

Report of Independent Registered Public Accounting Firm (Blackwing Group.-2008 and 2007)

•

Balance Sheets at December 31, 2008 and 2007

•

Statements of Operations for the years ended December 31, 2008 and 2007and for the cumulative period from Dec. 10, 2007 (Date of Inception) to December 31, 2008

•

Statements of Changes in Shareholders’ Deficiency for the period from Dec. 10, 2007 (Date of Inception) to December 31, 2008

•

Statements of Cash Flows for the years ended December 31, 2008 and 2007, and for the cumulative period from Dec. 31, 2008 (Date of Inception) to December 31, 2008

•

Notes to Financial Statements

2. Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

*Included herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CFO Consultants, Inc.

Date: March 20, 2009

By: /s/ Norman LeBeouf
Norman LeBeouf, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 20, 2009

By: /s/ Norman LeBeouf
Norman LeBeouf, President and Director
(Principal Executive Officer)

Date: March 20, 2009

By: /s/ Norman LeBeouf
Norman LeBeouf, Chief Financial Officer
(Principal Financial and Accounting Officer)

CFO CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED

DECEMBER 31, 2008

THE BLACKWING GROUP, LLC

18921G E VALLEY VIEW PARKWAY #325

INDEPENDENCE, MO 64055

THE BLACKWING GROUP, LLC

18921G E VALLEY VIEW PARKWAY #325

INDEPENDENCE, MO 64055

816-813-0098

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CFO Consultants, Inc. (A Development Stage Company)

829 Francis Drive E

Palm Springs, CA 92262

We have audited the accompanying balance sheet of CFO Consultants, Inc. (A Development Stage Company) as of December 31, 2008, and the related statements of income and changes in member’s equity, and cash flows for the period then ended and from inception to December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of CFO Consultants, Inc. (A Development Stage Company) as of December 31, 2008, and the results of its operations and its cash flows for the period ended December 31, 2008 and the period from inception to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company faces competition from existing companies with considerably more financial resources and business connections. In the event that Company fails to meet the anticipated levels of performance there is significant doubt that the Company will be able to meet the debt obligations related to the non public offering. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ The Blankwing Group, LLC

The Blackwing Group, LLC

Issuing Office: Independence, MO

April 24, 2009

CFO CONSULTANTS, INC. (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF DECEMBER 31, 2008 AND JANUARY 17, 2008

ASSETS
	DECEMBER 31	JANUARY 17
Current Assets
Cash and Cash Equivalents	$1,935	$3,990
Accounts Receivable - Trade	-	-
Total Current Assets	1,935	3,990

Total Assets	$1,935	$3,990

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$-	$-
Loans From Shareholders	-	-
Total Current Liabilities	-	-

Stockholders' Equity
Capital Stock
(5,580,000 and 3,450,000 issued and outstanding)	5,580	3,450
Additional Paid In Capital	17,370	3,350
Retained Earnings	(21,015)	(2,810)
	1,935	3,990

Total Liabilities and Stockholders' Equity	$1,935	$3,990

CFO CONSULTANTS, INC. (A DEVELOPMENT STAGE COMPANY)
INCOME STATEMENT
FOR THE PERIOD ENDING DECEMBER 31, 2008 AND CUMULATIVE

		FROM INCEPTION
		DECEMBER 10, 2007
	DECEMBER 31	TO DECEMBER 31, 2008
Total Income	$-	$-

Operating Expenses
Bank Charges	265	265
Legal and Accounting	1,150	1,150
General and Administrative	18,150	19,600
Total Expenses	19,565	21,015

Net Income (Loss)	$(19,565)	$(21,015)

Net Income (Loss) per share	(0.0048)	(0.0052)

Weighted average number of shares issued	4,060,397	4,028,688

CFO CONSULTANTS, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDING DECEMBER 31, 2008 AND CUMULATIVE

		FROM INCEPTION
		DECEMBER 10, 2007
	DECEMBER 31	TO DECEMBER 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$(19,565)	$(21,015)

Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation	-	-
(Increase) decrease in:
Accounts Receivable	-	-
Increase (decrease) in:
Accounts Payable	-	-
Accrued Payroll Taxes	-	-
Net Cash Provided (Used) By Operating Activities	(19,565)	(21,015)

CASH FLOWS FROM INVESTING ACTIVITIES

Fixed Asset Additions	-	-
Net Cash (Used) By Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Stock Issued For Services	-	1,450
Additional Paid In Capital	14,020	17,370
Capital Stock Purchases	2,130	4,130
Net Cash (Used) By Financing Activities	16,150	22,950

NET INCREASE (DECREASE) IN CASH	(3,415)	1,935

CASH AT BEGINNING OF PERIOD	5,350	-

CASH AT END OF PERIOD	$1,935	$1,935

CFO CONSULTANTS, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
ACCUMULATED FOR THE PERIOD FROM DATE OF INCEPTION
ON DECEMBER 10, 2007
(Expressed in US Dollars)

	Number of		Additional		Total
	Common	Par	Paid	Deficit	Stockholders'
Capital Stock Issued (no par value)	Shares	Value	In Capital	Accumulated	Equity (Deficit)

- at December 10, 2007	1,450,000	0.001	-	-	1,450

- at December 20, 2007	2,000,000	0.001	4,800	-	6,800

Net Loss for the period from December 10, 2007
to December 31, 2007				(1,450)	(1,450)

Balance as of December 31, 2007	3,450,000	0.001	4,800	(1,450)	6,800

- in May 2008	370,000	0.001	3,330	-	3,700

- in June 2008	365,000	0.001	3,285	-	3,650

- in July 2008	315,000	0.001	2,835	-	3,150

- in August 2008	1,080,000	0.001	3,120	-	4,200

Net Loss for the period from January 17, 2008
to December 31, 2008				(19,565)	(19,565)

Balance as of December 31, 2008	5,580,000	0.001	17,370	(21,015)	1,935

CFO Consultants, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The Year Ended Dec. 31, 2008

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
For The Year Ended Dec. 31, 2008

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
For The Year Ended Dec. 31, 2008

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

Recently Issued Accounting Pronouncements

In May 2008, FASB issued Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies.

This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.

CFO Consultants, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The Year Ended Dec. 31, 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (Continued)

In May 2008, FASB issued Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. This pronouncement has no effect on this Company’s financial reporting at this time.

In March of 2008 the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.”  SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In December, 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements, an amendment of ARB No. 51.”   SFAS No. 160 applies to “for-profit” entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary.  The Statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent.  The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labeled for the parent and the non-controlling entity, on the face of the consolidated statement of income.  When a subsidiary is de-consolidated, any retained non-controlling interest is to be measured at fair value.  Gain or loss on de-consolidation is recognized rather than carried as the value of the retained investment.  The Statement is effective for fiscal years and interim periods beginning on or after December 15, 2008.  It cannot be adopted earlier but, once adopted, is to be applied retroactively.  This pronouncement has no effect on this Company’s financial reporting at this time.

In December 2007, the FASB issued SFAS No.141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.

CFO Consultants, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The Year Ended Dec. 31, 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (Continued)

The provisions of SFAS 141 (R) and SFAS 160 are effective for the fiscal year beginning April 1, 2009.  The adoption of SFAS 141(R) and SFAS 160 has not impacted the Company’s financial statements.

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
For The Year Ended Dec. 31, 2008

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

NOTE E – NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” The weighted –average number of common shares outstanding during each period is used to compute basic loss per share. Basic net loss per common share is based on the weighted-average number of share of common stock of Four Million Twenty Eight Thousand Six Hundred Eighty Eight Seven (4,028,688) outstanding in the development period ending Dec. 31, 2008.   The resulting Net Loss per share is $0.0052 as shown on the bottom of the Income Statement (Pg. 4 of the Financial Statements).

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

On February 19, 2008, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission registering 5,000,000 shares of common stock in a direct public offering, without any involvement of underwriters or broker-dealers with a minimum offering of 2,000,000 shares.    On August 18, 2008 the Company closed its offering after having sold 2,130,000 newly issued common shares.