Form 10-Q
period 2009-06-30
CFO CONSULTANTS, INC.
filed 2009-08-18
CIK 1426874

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Mark One)

X .	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009, the issuer had 5,655,000 shares of common stock issued and outstanding.

ITEM 1 FINANCIAL STATEMENTS

Financial Statements for 6 month period ended June 30, 2009 have been prepared by the Management Group of CFO Consultants, Inc.

CFO CONSULTANTS, INC. (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
JUNE 30, 2009

	June 30 31, 2009	Dec. 31, 2008	Jan. 17, 2008
ASSETS

Current Assets
Cash and Cash Equivalents	$85	$1,935	$3,990
Accounts Receivable – Trade	-	-	-
Total Current Assets	85	1,935	3,990

Fixed Assets
Machinery and Equipment	-	-	-
Furniture and Fixtures	-	-	-
Vehicles	-	-	-
Leasehold Improvements	-	-	-

Accumulated Depreciation	-	-	-
Total Fixed Assets	-	-	-

Total Assets	$85	$1,935	$3,990

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$46	$-	$-
Accrued Payroll Taxes	-	-	-
Loans From Shareholders	-	-	-
Total Current Liabilities	46	-	-

Long Term Liabilities
Bank of Blue Valley Notes	-	-	-
UP Loan	-	-	-
Sterling Bank Loan	-	-	-
Total Long Term Liabilities	-	-	-

Stockholders’ Equity
Capital Stock (5,580,000 issued and outstanding)	5,580	5,580	3,450
Additional Paid In Capital	17,370	17,370	3,350
Retained Earnings	(22,911)	(21,015)	(2,810)
	85	1,935	3,990

Total Liabilities and Stockholders’ Equity	$85	$1,935	$3,990

CFO CONSULTANTS, INC. (A DEVELOPMENT STAGE COMPANY)
INCOME STATEMENT
FOR THE 6 MONTHS ENDED JUNE 30, 2009

	June 30, 2009	From Inception, Dec. 31, 2007 to Dec. 31, 2008	For Year ended Dec. 31, 2008	From Inception Dec. 10, 2007 to June 30, 2009
Income
Consulting Fees	$-	$-	$-	$-
Discounts Given to Customer	-	-	-	-
Total Income	-	-	-	-

General and Administrative Expenses
Advertising	-	-	-	-
Bank Charges	358	265	265	316
Customer Expense	-	-		-
Consulting	-	19,600	18,150	19,672
Depreciation	-	-	-	-
Dues and Subscriptions	-	-	-	-
Entertainment	-	-	-	-
Insurance – Business	-	-	-	-
Licenses and Permits	-	-	-	-
Legal and Accounting	-	1,150	1,150	2,650
Repair and Maintenance	-	-	-	-
Miscellaneous	-	-	-	-
Office Expenses	-	-	-	-
Rent	-	-	-	-
Taxes and Licenses	-	-	-	-
Payroll Taxes	-	-	-	-
Telephone	-	-	-	-
Travel	-	-	-	-
Uniforms – Laundry	-	-	-	-
Utilities	-	-	-	-
Meals and Entertainment	-	-	-	-
Business Taxes	-	-	-	-
State Disability Employers Ins.	-	-	-	-
Workman’s Compensation	-	-	-	-
State Unemployment	-	-	-	-
Total Expenses	358	21,015	19,565	22,638

Net Income (Loss)	$(358)	$(21,015)	$(19,565)	$(22,638)

Net Income (Loss) per share –	$(0.0001)	$(0.0052)	$(0.0048)	$-

CFO CONSULTANTS, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE 6 MONTHS ENDED JUNE 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$(1,981)

Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation	-
Amortization	-
(Increase) decrease in:
Accounts Receivable	-
Inventory	-
Increase (decrease) in:
Accounts Payable	85
Accrued Payroll Taxes	-
Net Cash Provided (Used) By Operating Activities	85

CASH FLOWS FROM INVESTING ACTIVITIES

Fixed Asset Additions	-
Net Cash (Used) By Investing Activities	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds Stock Subscriptions	-
Loans From Shareholders	-
Capital Contributions	-
Net Cash (Used) By Financing Activities	-

NET INCREASE (DECREASE) IN CASH	(1,896)

CASH AT BEGINNING OF PERIOD	1,935

CASH AT END OF PERIOD	$39

The accompanying notes are an integral part of these FINANCIAL STATEMENTS.

CFO Consultants, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The 6 Months Ended June 30, 2009

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
For The 6 Months ended June 30, 2009

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
For The 6 Months Ended June 30, 2009

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
For The 6 Months Ended June 30, 2009

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
For The 6 Months Ended June 30, 2009

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
For The 6 Months Ended June 30, 2009

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $1,981 for the six months ended June 30, 2009, compared with a net loss of $1,623 for the three months ended March 31, 2009.

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

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2009, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of June 30, 2009.

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

As of June 30, 2009, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of June 30, 2009 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2009:

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

Our management determined that these deficiencies constituted material weaknesses. Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter ended June 30, 2009, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: Aug. 3, 2009.

CFO Consultants, Inc.
Registrant

By: /s/ Norman LeBoeuf
Norman LeBoeuf Chairman of the Board Chief Executive Officer