Form 10-Q
period 2009-09-30
CFO CONSULTANTS, INC.
filed 2009-11-03
CIK 1426874

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Mark One)

X .	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

As of October 30, 2009, the issuer had 5,655,000 shares of common stock issued and outstanding.

ITEM 1 FINANCIAL STATEMENTS

Financial Statements for 9 month period ended September 30, 2009 have been prepared by the Management Group of CFO Consultants, Inc.

CFO CONSULTANTS, INC. (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
SEPTEMBER 30, 2009

	Sept. 30, 2009	June 30, 2009	Dec. 31, 2008
ASSETS

Current Assets
Cash and Cash Equivalents	$-	$85	$1,935
Accounts Receivable – Trade	-	-	-
Total Current Assets	-	85	1,935

Fixed Assets
Machinery and Equipment	-	-	-
Furniture and Fixtures	-	-	-
Vehicles	-	-	-
Leasehold Improvements	-	-	-

Accumulated Depreciation	-	-	-
Total Fixed Assets	-	-	-

Total Assets	$-	$85	$1,935

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$-	$46	$-
Accrued Payroll Taxes	-	-	-
Loans From Shareholders	-	-	-
Total Current Liabilities	-	46	-

Long Term Liabilities
Bank of Blue Valley Notes	-	-	-
UP Loan	-	-	-
Sterling Bank Loan	-	-	-
Total Long Term Liabilities	-	-	-

Stockholders’ Equity
Capital Stock (5,580,000 issued and outstanding)	5,580	5,580	5,580
Additional Paid In Capital	17,370	17,370	17,370
Retained Earnings	(22,911)	(22,911)	(21,015)
	-	85	1,935

Total Liabilities and Stockholders’ Equity	$-	$85	$1,935

CFO CONSULTANTS, INC. (A DEVELOPMENT STAGE COMPANY)
INCOME STATEMENT
FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2009

	Sept. 30, 2009	June 30, 2009	For Year ended Dec. 31, 2008	From Inception Dec. 31,2007 to Dec.31,2008
Income
Consulting Fees	$-	$-	$-	$-
Discounts Given to Customer	-	-	-	-
Total Income	-	-	-	-

General and Administrative Expenses
Advertising	-	-	-	-
Bank Charges	-	358	265	265
Customer Expense	-	-		-
Consulting	-	-	18,150	19,600
Depreciation	-	-	-	-
Dues and Subscriptions	-	-	-	-
Entertainment	-	-	-	-
Insurance – Business	-	-	-	-
Licenses and Permits	-	-	-	-
Legal and Accounting	-	-	1,150	1,150
Repair and Maintenance	-	-	-	-
Miscellaneous	-	-	-	-
Office Expenses	-	-	-	-
Rent	-	-	-	-
Taxes and Licenses	-	-	-	-
Payroll Taxes	-	-	-	-
Telephone	-	-	-	-
Travel	-	-	-	-
Uniforms – Laundry	-	-	-	-
Utilities	-	-	-	-
Meals and Entertainment	-	-	-	-
Business Taxes	-	-	-	-
State Disability Employers Ins.	-	-	-	-
Workman’s Compensation	-	-	-	-
State Unemployment	-	-	-	-
Total Expenses	-	358	19,565	21,015

Net Income (Loss)	$-	$(358)	$(19,565)	$(21,015)

Net Income (Loss) per share –	$-	$(0.0001)	$(0.0048)	$(0.0052)

CFO CONSULTANTS, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$-

Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation	-
Amortization	-
(Increase) decrease in:
Accounts Receivable	-
Inventory	-
Increase (decrease) in:
Accounts Payable	-
Accrued Payroll Taxes	-
Net Cash Provided (Used) By Operating Activities	-

CASH FLOWS FROM INVESTING ACTIVITIES

Fixed Asset Additions	-
Net Cash (Used) By Investing Activities	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds Stock Subscriptions	-
Loans From Shareholders	-
Capital Contributions	-
Net Cash (Used) By Financing Activities	-

NET INCREASE (DECREASE) IN CASH	-

CASH AT BEGINNING OF PERIOD	-

CASH AT END OF PERIOD	$-

The accompanying notes are an integral part of these FINANCIAL STATEMENTS.

CFO Consultants, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The 9 Months Ended September 30, 2009

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

CFO Consultants, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The 9 Months ended September 30, 2009

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

CFO Consultants, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The 9 Months Ended September 30, 2009

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

CFO Consultants, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The 9 Months Ended September 30, 2009

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

CFO Consultants, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The 9 Months Ended September 30, 2009

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

CFO Consultants, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The 9 Months Ended September 30, 2009

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

NOTE E – NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” The weighted –average number of common shares outstanding during each period is used to compute basic loss per share. Basic net loss per common share is based on the weighted-average number of share of common stock of Five Million Five Hundred Eighty Thousand (5,580,000) outstanding in the development period ending Sept. 30, 2009. The resulting Net Loss per share is $0.0004 as shown on the bottom of the Income Statement .

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $1,981 for the nine months ended September 30, 2009, compared with a net loss of $1,981 for the six months ended June 30, 2009.

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

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2009, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of September 30, 2009.

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

As of September 30, 2009, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of September 30, 2009 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2009:

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

Our management determined that these deficiencies constituted material weaknesses. Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter ended September 30, 2009, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: October 30, 2009.

CFO Consultants, Inc.
Registrant

By: /s/ Norman LeBoeuf
Norman LeBoeuf Chairman of the Board Chief Executive Officer

1153: