Form 10-K
period 2009-12-31
CFO CONSULTANTS, INC.
filed 2010-04-06
CIK 1426874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

For the year ended December 31, 2009, the issuer had no revenues.

As of March 31, 2009, there was no active trading market for the issuer’s common stock, $.001 par value.  The issuer has been cleared to trade on the OTC:BB.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of March 31, 2009 was 5,655,000 shares.

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

Employees

At December 31, 2009, the Company had 1 full time employee.  None of its employees were represented by a collective bargaining arrangement.

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

We were incorporated on Dec. 10, 2007 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception through Dec. 31, 2009 is $5,827. Since Dec. 10, 2007, we have incurred $33,917 in expenses.

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

Results of Operations

From Inception on Dec. 10, 2007 to Dec. 31, 2009.

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

As of Dec. 31, 2009, our total assets were $113 and our total liabilities were $4,230. As of Dec. 31, 2009, we had cash of $113. Operations include but are not limited to filing reports with the Securities and Exchange Commission as well as the business activities contemplated by our business plan.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2009.

Off-Balance Sheet Arrangements

As of December 31, 2009, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 10, 2010, Board of Directors of the Registrant dismissed The Blackwing Group, LLC, its independent registered public account firm. The PCAOB revoked the registration of Blackwing on December 22, 2009 because of violations of PCAOB rules and auditing standards in auditing the financial statements of two issuers from 2006 to 2008, PCAOB rules and quality controls standards and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and non cooperation with a Board Investigation. The Board of Directors of the Registrant and the Registrant's Audit Committee approved of the dismissal of The Blackwing Group, LLC as its independent auditor. None of the reports of The Blackwing Group, LLC on the Company's financial statements for either of the past two years and the interim period from Dec. 31, 2008-the date of the last audited financial statements-through January 10, 2010, contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant's audited financial statements contained in its Form 10K for the period ended 12/31/2008 a going concern qualification in the registrant's audited financial statements.

During the registrant's two most recent fiscal years and the interim period from Dec. 31, 2008-the date of the last audited financial statements-through January 10, 2010, there were no disagreements with The Blackwing Group, LLC. whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to The Blackwing Group, LLC's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements.

The registrant has engaged Sam Kan & Company, CPA's to act as its independent registered public accounting firm for all statements going forward and to perform any required re-audits. Sam Kan & Company, CPA's have not performed any services for the registrant previously.

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

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.”

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of March 20, 2009:

The name, address, age, and positions of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)
Norman LeBoeuf	81	President, Chief Executive Officer,
829 Francis Drive		Chief Financial Officer,
Palm Springs, CA 92264		Secretary and sole Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended December 31, 2009 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11.

EXECUTIVE COMPENSATION.

Norman LeBeouf is our sole officer and director.  Mr. LeBeouf does not receive any regular compensation for his services rendered on our behalf. Mr. LeBeouf did not receive any compensation during the years ended December 31, 2009 and 2007. No officer or director is required to make any specific amount or percentage of his business time available to us.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sam Kan & Associates, 1151 Harbor Bay Parkway, Ste. 101, Alameda CA 94502, (510) 355-0492 is our independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Sam Kan & Associates for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings was $3,000 for the fiscal year ended Dec. 31, 2009.

Audit-Related Fees

There were no fees billed by Sam Kan & Associates for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal year ended Dec. 31, 2009 and 2008, respectively.

Tax Fees

The aggregate fees billed by Sam Kan & Associates for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended Dec. 31, 2009 and 2008, respectively.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

Item 15.

Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

  Report of Independent Registered Public Accounting Firm (Sam Kan & Associates-2009 and 2008)
  Balance Sheets at Dec. 31, 2009 and 2008
  Statements of Operations for the years ended Dec. 31, 2009 and 2008 and for the cumulative period from December 10, 2007(Date of Inception) to Dec. 31, 2009
  Statements of Changes in Shareholders’ Deficiency for the period from December 10, 2007 (Date of Inception) to Dec. 31, 2009
  Statements of Cash Flows for the years ended Dec. 31, 2009 and 2008, and for the cumulative period from December 10, 2007 (Date of Inception) to Dec. 31, 2009
  Notes to Financial Statements

1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

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

Date: April 2, 2010

By: /s/ Norman LeBeouf
Norman LeBeouf, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 2, 2010

By: /s/ Norman LeBeouf
Norman LeBeouf, President and Director
(Principal Executive Officer)

Date: April 2, 2010

By: /s/ Norman LeBeouf
Norman LeBeouf, Chief Financial Officer
(Principal Financial and Accounting Officer)

CFO CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED

DECEMBER 31, 2009

SAM KAN AND COMPANY

1151 HARBOR BAY PKWY, STE 101

ALAMEDA, CA 94502

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
CFO Consultants, Inc.
(A Development Stage Company)
Palm Springs, California

We have audited the accompanying balance sheets of CFO Consultants, Inc.as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CFO Consultants, Inc.(A Development Stage Company) as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of CFO Consultants, Inc.'s internal control over financial reporting as of December 31, 2009 and 2008, and accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has suffered recurring losses and has experienced negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note B to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sam Kan & Company
Sam Kan & Company
March 31, 2010
Alameda, California

CFO CONSULTANTS, INC.
(A Development Stage Enterprise)
Balance Sheets

	December 31,
	2009	2008
ASSETS

Current assets
Cash	113	960
Prepaid Expenses	$-	$-
Accounts recievable
Total current assets	113	960

Total assets	$113	$960

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$4,230	$-
Total current liabilities	4,230	-

Stockholders' Deficit
Common stock, $.0001 par value; 75,000,000 shares authorized, 5,655,000 and 5,580,000 shares issued and outstanding at December 30, 2009 and 2008	5,655	5,580
Additional paid in capital	24,145	23,470
Deficit accumulated during the development stage	(33,917)	(28,090)
Total stockholders' deficit	(4,117)	(960)

Total liabilities and stockholders' deficit	$113	$960

See accompanying notes to financial statements

CFO CONSULTANTS, INC.
(A Development Stage Enterprise)
Statement of Operations

	Year Ended December 31, 2009	For Year Ended December, 31 2008	For the period from December 10, 2007 (inception) to December 31, 2009

Revenue	$-	$-	$-

Expenses
General and administrative	5,827	28,090	33,917
Total expenses	5,827	28,090	33,917

Net loss	$(5,827)	$(28,090)	$(33,917)

Basic and diluted loss per common share	$(0.0012)	$(0.0063)

Weighted average shares outstanding	5,051,414	4,456,226

See accompanying notes to financial statements

CFO CONSULTANTS, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

	Year Ended December 31, 2009	Year Ended December 31, 2008	For the period from December 10, 2007 (inception) to December 31, 2009

Cash flows from operating activities
Net loss	$(5,827)	$(28,090)	$(33,917)
Changes in operating assets and liabilities

Stock Issuance for services	750	-	750
Prepaid expenses	-	-	-
Accounts payable	4,230	-	4,230
Net cash used in operating activities	(847)	(28,090)	(28,937)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Common stock issued for services	-	-	-
Proceeds from sale of stock	-	21,300	7,750
Net cash provided by financing activities	-	21,300	7,750

Net change in cash	(847)	(6,790)	(21,187)

Cash at beginning of period	960	7,750	-

Cash at end of period	$113	$960	$113

Supplemental disclosure of non-cash investing and financing activities
Issuance of 75,000 and 2,130,000 shares of common stock for professional and consulting services for years ended December 31, 2009 and 2008 respectively	$750	$-	$750

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

CFO CONSULTANTS, INC.
(A Development Stage Enterprise)
Statement of Changes in Stockholders' Deficit

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2007 (Inception)	3,450,000	$3,450	$4,300	$-	$7,750
Common stock issued for cash	2,130,000	2,130	19,170	-	21,300
Net loss, period ended December 31, 2008	-	-	-	(28,090)	(28,090)
Balance, December 31,, 2008	5,580,000	5,580	23,470	(28,090)	(960)

Common stock issued for cash	75,000	75	675	-	750
Net loss, year ended December 31, 2009	-	-	-	(5,827)	(5,827)
Balance,December 31, 2009	5,655,000	$5,655	$24,145	$(33,917)	$4,117)

See accompanying notes to financial statements

CFO Consultants, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The Years Ended December 31, 2009 and 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of CFO Consultants, Inc. (A Development Stage Company) (the Company) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose and is considered to be in its development state in accordance with ASC 915, “Development Stage Entities”, formerly known as SFAS 7, “Accounting and Reporting by Development State Enterprises.”

Organization, Nature of Business and Trade Name

CFO Consultants, Inc. (the Company) was incorporated in the State of Nevada on December 10, 2007. CFO Consultants, Inc. was established to assist companies in their need for CFO’s and CFO related service. The Company has elected a fiscal year end of December 31st.

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the company for the respective periods being presented.

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  A change in managements’ estimates or assumptions could have a material impact on CFO Consultants, Inc.’s financial condition and results of operations during the years in which such changes occurred. Actual results could differ from those estimates. CFO Consultants, Inc.’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the years presented.

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

CFO Consultants, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The Years Ended December 31, 2009 and 2008

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

CFO Consultants, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The Years Ended December 31, 2009 and 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stockholders’ Equity: Common stock

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

In December 2007, the Company issued One Million Four Hundred Fifty Thousand (1,450,000) shares of common stock to its officer and director, Norbert LeBoeuf. This stock was issued to Mr. LeBoeuf at $0.001 per share which was estimated as the market value of share price.
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

On January 26, 2009, the Company issued 75,000 shares of common stock at $0.01 per share to the professional who provided legal and consulting services to the Company. The fair market value of $0.01 was used based on the offering price in Form S-1.

Net loss per share is calculated in accordance with ASC 260, “Earnings Per Share,” formerly known as SFAS No. 128, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2009 and since inception.  As of Dec. 31, 2009, the Company had 5,655,000 common shares outstanding.  As of Dec. 31, 2009 and since inception, the Company had no dilutive potential common shares.

Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. There are no common stock equivalents outstanding.

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
From Inception on December 10, 2007 to Period Ended Dec. 31, 2009	$(33,917)	$5,051,414	$(0.0067)

CFO Consultants, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The Years Ended December 31, 2009 and 2008

Provision for Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components from Inception on December 10, 2007 to December 31, 2009:

2009
Deferred tax assets NOL Carryover	$11,532
Valuations Allowance	(11,532)
Net Deferred Tax Asset	$0

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the periods ended Dec. 31, 2009 due to the following:

On December 31, 2009, the Company had an operating loss carry forward of $11,532 that can be used as an offset against future taxable income. No tax benefit has been reported in the December 31, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry forwards may be limited as to use in the future.

Recently Issued Accounting Pronouncements

On July 1, 2009, Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) became the sole source of authoritative Generally Accepted Accounting Principles (“GAAP”) literature recognized by the Financial Accounting Standards Board for financial statements issued for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the Security Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Except for applicable SEC rules and regulations and a limited number of grandfathered standards, all other sources of GAAP for nongovernmental entities were superseded by the issuance of ASC. ASC did not change GAAP, but rather combined the sources of GAAP and the framework for selecting among those sources into a single source. Accordingly, the adoption of ASC had no impact on the financial results of the Company.

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

CFO Consultants, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The Years Ended December 31, 2009 and 2008

Recently Issued Accounting Pronouncements (continued)

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

In December 2007, the FASB issued SFAS No.141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”).

CFO Consultants, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The Years Ended December 31, 2009 and 2008

Recently Issued Accounting Pronouncements (continued)

These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of non-controlling interests in consolidated financial statements.

The provisions of SFAS 141 (R) and SFAS 160 are effective for the fiscal year beginning April 1, 2009.  The adoption of SFAS 141(R) and SFAS 160 has not impacted the Company’s financial statements.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting.

NOTE B – GOING CONCERN

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

NOTE C – RELATED PARTY TRANSACTIONS

The major shareholder of American Smooth Wave Inc and Western Lucrative Inc owns more than 5% of common stock of the Company at December 31, 2009 and 2008. For the year ended December 31, 2008, the Company paid consulting and professional fee of $12,900 through American Smooth Wave Inc and Western Lucrative Inc. The reimbursements of these consulting fees were made in August, 2008 and September, 2008.  There was no balance due to these affiliates at December 31, 2009 and December 31, 2008.

NOTE D - SUBSEQUENT EVENTS

In February, 2010, the Company issued a note payable of $3,000 to Dempsey Mork. The note will be matured by December 31, 2010. There is no payment term during the year. Principal and interest of 6% will be due when the loan is matured.