Form 10-Q
period 2010-03-31
CFO CONSULTANTS, INC.
filed 2010-05-10
CIK 1426874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the period March 31, 2010

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

For the period ending March 31, 2010, the issuer had no revenues.

As of March 31, 2010, there was no active trading market for the issuer’s common stock, $.001 par value.  The issuer has been cleared to trade on the OTC:BB.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of March 31, 2010 was 5,655,000 shares.

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

Employees

At March 31, 2010, the Company had 1 full time employee.  None of its employees were represented by a collective bargaining arrangement.

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

Results of Operations

From Inception on Dec. 10, 2007 to March 31, 2010.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of March 31, 2010.

Off-Balance Sheet Arrangements

As of March 31, 2010, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2010, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.”

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended March 31, 2010 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11.

EXECUTIVE COMPENSATION.

Norman LeBeouf is our sole officer and director.  Mr. LeBeouf does not receive any regular compensation for his services rendered on our behalf. Mr. LeBeouf did not receive any compensation during the years ended March 31, 2010 and 2007. No officer or director is required to make any specific amount or percentage of his business time available to us.

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

Date: May 7, 2010

By: /s/ Norman LeBeouf
Norman LeBeouf, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 7, 2010

By: /s/ Norman LeBeouf
Norman LeBeouf, President and Director
(Principal Executive Officer)

Date: May 7, 2010

By: /s/ Norman LeBeouf
Norman LeBeouf, Chief Financial Officer
(Principal Financial and Accounting Officer)

CFO CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED

March 31, 2010

CFO CONSULTANTS, INC.
(A Development Stage Enterprise)
Balance Sheets

	Dec. 31 ------March 31
	2009	2010
ASSETS

Current assets
Cash	113	113
Prepaid Expenses	$-	$-
Accounts recievable
Total current assets	113	113

Total assets	$113	$113

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$4,230	$4,230
Total current liabilities	4,230	4,230

Stockholders' Deficit
Common stock, $.0001 par value; 75,000,000 shares authorized, 5,655,000 and 5,580,000 shares issued and outstanding at December 30, 2009 and 2008	5,655	5,655
Additional paid in capital	24,145	24,145
Deficit accumulated during the development stage	(33,917)	(33,917)
Total stockholders' deficit	(4,117)	(4,117)

Total liabilities and stockholders' deficit	$113	$113

See accompanying notes to financial statements

CFO CONSULTANTS, INC.
(A Development Stage Enterprise)
Statement of Operations

	Period Ended December 31, 2009	For Period Ended March 3,1 2010	For the period from December 10, 2007 (inception) to March 31, 2010

Revenue	$-	$-	$-

Expenses
General and administrative	5,827	5,827	5,827
Total expenses	5,827	5,827	5,827

Net loss	$(5,827)	$(5,827)	$(5,827)

Basic and diluted loss per common share	$(0.0012)	$(0.0012)	(0.0012)

Weighted average shares outstanding	5,051,414	5,051,414	5,051,414

See accompanying notes to financial statements

CFO CONSULTANTS, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

	Period Ended December 31, 2009	Period Ended March 31, 2010	For the period from December 10, 2007 (inception) to March 31, 210

Cash flows from operating activities
Net loss	$(5,827)	$(5,827)	$(5,827)
Changes in operating assets and liabilities

Stock Issuance for services	750	750	750
Prepaid expenses	-	-	-
Accounts payable	4,230	4,230	4,230
Net cash used in operating activities	(847)	(847)	(847)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Common stock issued for services	-	-	-
Proceeds from sale of stock	-	-	-
Net cash provided by financing activities	-	21,300	7,750

Net change in cash	(847)	(847)	(847)

Cash at beginning of period	960	960	960

Cash at end of period	$113	$113	$113

Supplemental disclosure of non-cash investing and financing activities
Issuance of 75,000 and 2,130,000 shares of common stock for professional and consulting services for years ended December 31, 2009 and 2008 respectively	$750	$750	$750

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

CFO CONSULTANTS, INC.
(A Development Stage Enterprise)
Statement of Changes in Stockholders' Deficit

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2007 (Inception)	3,450,000	$3,450	$4,300	$-	$7,750
Common stock issued for cash	2,130,000	2,130	19,170	-	21,300
Net loss, period ended December 31, 2008	-	-	-	(28,090)	(28,090)
Balance, December 31,, 2008	5,580,000	5,580	23,470	(28,090)	(960)

Common stock issued for cash	75,000	75	675	-	750
Net loss, year ended March 31, 2010	-	-	-	(5,827)	(5,827)
Balance March 31, 2010	5,655,000	$5,655	$24,145	$(33,917)	$4,117)

See accompanying notes to financial statements

CFO Consultants, Inc.
(A Development Stage Company)
Notes to Financial Statements
For ThePeriod Ending March 31 2010

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
For The Period Ending March 31 2010

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
For The Period Ending March 31, 2010

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

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
From Inception on December 10, 2007 to Period Ended March 31, 2010	$(33,917)	$5,051,414	$(0.0067)

CFO Consultants, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The Period Endind March 31, 2010

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

Net deferred tax assets consist of the following components from Inception on December 10, 2007 to March 31, 2010:

2010
Deferred tax assets NOL Carryover	$11,532
Valuations Allowance	(11,532)
Net Deferred Tax Asset	$0

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the periods endedMarch 31, 2010 due to the following:

On March 31, 2010, the Company had an operating loss carry forward of $11,532 that can be used as an offset against future taxable income. No tax benefit has been reported in the March 31, 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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
For The Period Ending March 31, 20110

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
For The Period Ending March 31, 2010

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

NOTE C – RELATED PARTY TRANSACTIONS

The major shareholder of American Smooth Wave Inc and Western Lucrative Inc owns more than 5% of common stock of the Company at March 31, 2010 and 2008. For the year ended December 31, 2008, the Company paid consulting and professional fee of $12,900 through American Smooth Wave Inc and Western Lucrative Inc. The reimbursements of these consulting fees were made in August, 2008 and September, 2008.  There was no balance due to these affiliates at March 31, 2010 and December 31, 2008.

NOTE D - SUBSEQUENT EVENTS

In February, 2010, the Company issued a note payable of $3,000 to Dempsey Mork. The note will be matured by December 31, 2010. There is no payment term during the year. Principal and interest of 6% will be due when the loan is matured.