Form 10-Q
period 2010-06-30
CFO CONSULTANTS, INC.
filed 2010-08-11
CIK 1426874

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X .	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

ITEM 1 FINANCIAL STATEMENTS

Financial Statements for 6 month period ended June 30, 2010 have been prepared by the Management Group of CFO Consultants, Inc.

CFO CONSULTANTS, INC. (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
JUNE 30, 2010

	June 30 , 2010	Dec. 31, 2009	Jan. 17, 2008
ASSETS

Current Assets
Cash and Cash Equivalents	$113	$113	$3,990
Accounts Receivable – Trade	-	-	-
Total Current Assets	113	113	3,990

Fixed Assets
Machinery and Equipment	-	-	-
Furniture and Fixtures	-	-	-
Vehicles	-	-	-
Leasehold Improvements	-	-	-

Accumulated Depreciation	-	-	-
Total Fixed Assets	-	-	-

Total Assets	$113	$113	$3,990

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$4,230	$-	$-
Accrued Payroll Taxes	-	-	-
Loans From Shareholders	-	-	-
Total Current Liabilities	4,230	-	-

Long Term Liabilities
Bank of Blue Valley Notes	-	-	-
UP Loan	-	-	-
Sterling Bank Loan	-	-	-
Total Long Term Liabilities	-	-	-

Stockholders’ Equity
Capital Stock (5,580,000 issued and outstanding)	5,655	5,655	3,450
Additional Paid In Capital	24,145	24,145	3,350
Retained Earnings	(33,917)	(33,917)	(2,810)
	(4,117)	(4,117)	3,990

Total Liabilities and Stockholders’ Equity	$113	$113	$3,990

CFO CONSULTANTS, INC. (A DEVELOPMENT STAGE COMPANY)
INCOME STATEMENT
FOR THE 6 MONTHS ENDED JUNE 30, 2010

	June 30, 2010	From Inception, Dec. 31, 2007 to Dec. 31, 2009	For Year ended Dec. 31, 2009	From Inception Dec. 10, 2007 to June 30, 2010
Income
Consulting Fees	$-	$-	$-	$-
Discounts Given to Customer	-	-	-	-
Total Income	-	-	-	-

General and Administrative Expenses	-	33,917	5,827	33,917
Advertising	-	-	-	-
Bank Charges	-	-	-	-
Customer Expense	-	-		-
Consulting	-	-	-	-
Depreciation	-	-	-	-
Dues and Subscriptions	-	-	-	-
Entertainment	-	-	-	-
Insurance – Business	-	-	-	-
Licenses and Permits	-	-	-	-
Legal and Accounting	-	-	-	-
Repair and Maintenance	-	-	-	-
Miscellaneous	-	-	-	-
Office Expenses	-	-	-	-
Rent	-	-	-	-
Taxes and Licenses	-	-	-	-
Payroll Taxes	-	-	-	-
Telephone	-	-	-	-
Travel	-	-	-	-
Uniforms – Laundry	-	-	-	-
Utilities	-	-	-	-
Meals and Entertainment	-	-	-	-
Business Taxes	-	-	-	-
State Disability Employers Ins.	-	-	-	-
Workman’s Compensation	-	-	-	-
State Unemployment	-	-	-	-
Total Expenses	-	33,917	5,827	33,917

Net Income (Loss)	$-	$(33,917)	$(5,827)	$(33,917)

CFO CONSULTANTS, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE 6 MONTHS ENDED JUNE 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$-

Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation	-
Amortization	-
(Increase) decrease in:
Accounts Receivable	-
Inventory	-
Increase (decrease) in:
Accounts Payable	-
Accrued Payroll Taxes	-
Net Cash Provided (Used) By Operating Activities	-

CASH FLOWS FROM INVESTING ACTIVITIES

Fixed Asset Additions	-
Net Cash (Used) By Investing Activities	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds Stock Subscriptions	-
Loans From Shareholders	-
Capital Contributions	-
Net Cash (Used) By Financing Activities	-

NET INCREASE (DECREASE) IN CASH	-

CASH AT BEGINNING OF PERIOD	113

CASH AT END OF PERIOD	$113

The accompanying notes are an integral part of these FINANCIAL STATEMENTS.

CFO Consultants, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The 6 Months Ended June 30, 2010

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
For The 6 Months ended June 30, 2010

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
For The 6 Months Ended June 30, 2010

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
For The 6 Months Ended June 30, 2010

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
For The 6 Months Ended June 30, 2010

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
For The 6 Months Ended June 30, 2010

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

NOTE E – NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” The weighted –average number of common shares outstanding during each period is used to compute basic loss per share. Basic net loss per common share is based on the weighted-average number of share of common stock of Five Million Five Hundred Eighty Thousand (5,580,000) outstanding in the development period endingJune 30, 2010. The resulting Net Loss per share is $0.0004 as shown on the bottom of the Income Statement .

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

The financial statements as of and for the period ended on December 31, 2009 expressed their substantial doubt as to the Company's ability to continue as a going concern. Without additional capital, it is unlikely that the Company can continue as a going concern. The Company plans to raise operating capital via debt and equity offerings. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a going concern. Moreover, if such offerings are successful, they may result in substantial dilution to the existing shareholders.

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

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of June 30, 2010.

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

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of June 30, 2010 and that material weaknesses in ICFR existed as more fully described below.

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

Our management determined that these deficiencies constituted material weaknesses. Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter ended June 30, 2010, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s 10KL of December 31, 2009.

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

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: Aug. 3, 2010.

CFO Consultants, Inc.
Registrant

By: /s/ Norman LeBoeuf
Norman LeBoeuf Chairman of the Board Chief Executive Officer