Form 10-Q
period 2010-09-30
CFO CONSULTANTS, INC.
filed 2010-10-15
CIK 1426874

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X .	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

.	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 333-149294

CFO CONSULTANTS, INC.

(Exact Name of Registrant as Specified in its Charter)

NEVADA	42-1749358
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

73726 Alessandro Dr. Suite 103
Palm Desert CA	92260
(Address of principal executive offices)	(Zip Code)

Registrant's Phone: (760) 776-8899

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

As of October 14, 2010, the issuer had 5,655,000 shares of common stock issued and outstanding.

ITEM 1 FINANCIAL STATEMENTS

Financial Statements for 9 month period ended September 30, 2010 have been prepared by the Management Group of CFO Consultants, Inc.

CFO CONSULTANTS, INC. (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
SEPTEMBER 30, 2010

	Sept. 30, 2010	Dec 30, 2009	Jan 17, 2008
ASSETS

Current Assets
Cash and Cash Equivalents	$113	$1135	$3,990
Accounts Receivable – Trade	-	-	-
Total Current Assets	113	113	3,990

Fixed Assets
Machinery and Equipment	-	-	-
Furniture and Fixtures	-	-	-
Vehicles	-	-	-
Leasehold Improvements	-	-	-

Accumulated Depreciation	-	-	-
Total Fixed Assets	-	-	-

Total Assets	$113	$113	$3,990

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$4,230	$-	$-
Accrued Payroll Taxes	-	-	-
Loans From Shareholders	-	-	-
Total Current Liabilities	4,230	-	-

Long Term Liabilities
Bank of Blue Valley Notes	-	-	-
UP Loan	-	-	-
Sterling Bank Loan Convertible Note - Millenium	25,000	-	-
Total Long Term Liabilities	25,000	-	-

Stockholders’ Equity
Capital Stock (5,655,000 issued and outstanding)	5,665	5,665	3,450
Additional Paid In Capital	(58,917)	(33,917)	(2,810)
Retained Earnings	(29,117)	(4,117)	(3,990)
	-	85	1,935

Total Liabilities and Stockholders’ Equity	$113	$113	$113

CFO CONSULTANTS, INC. (A DEVELOPMENT STAGE COMPANY)
INCOME STATEMENT
FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2010

	Sept. 30, 2010		From Inception Dec 10 2007 to Dec 31 2009	For Year ended Dec. 31, 2009	From Inception Dec 10, 2007 to Sept 30 2010
Income
Consulting Fees	$-		$-	$-	$-
Discounts Given to Customer	-		-	-	-
Total Income	-		-	-	-

General and Administrative Expenses	-		33,917	5,827	33,917
Advertising	-		-	-	-
Bank Charges	-		-	-	-
Customer Expense	-		-		-
Consulting	25,000		-	-	25,000
Depreciation	-		-	-	-
Dues and Subscriptions	-		-	-	-
Entertainment	-		-	-	-
Insurance – Business	-		-	-	-
Licenses and Permits	-		-	-	-
Legal and Accounting	-		-	1,150	1,150
Repair and Maintenance	-		-	-	-
Miscellaneous	-		-	-	-
Office Expenses	-		-	-	-
Rent	-		-	-	-
Taxes and Licenses	-		-	-	-
Payroll Taxes	-		-	-	-
Telephone	-		-	-	-
Travel	-		-	-	-
Uniforms – Laundry	-		-	-	-
Utilities	-		-	-	-
Meals and Entertainment	-		-	-	-
Business Taxes	-		-	-	-
State Disability Employers Ins.	-		-	-	-
Workman’s Compensation	-		-	-	-
State Unemployment	-		-	-	-
Total Expenses	25,000		33,917	5,827	33,917

Net Income (Loss)	$(25,000)		$(33,917)	$(5,827)	$(33,917)

$

CFO CONSULTANTS, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$(25,000)

Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation	-
Amortization	-
(Increase) decrease in:
Accounts Receivable	-
Inventory	-
Increase (decrease) in:
Accounts Payable	25,000
Accrued Payroll Taxes	-
Net Cash Provided (Used) By Operating Activities	-

CASH FLOWS FROM INVESTING ACTIVITIES

Fixed Asset Additions	-
Net Cash (Used) By Investing Activities	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds Stock Subscriptions	-
Loans From Shareholders	-
Capital Contributions	-
Net Cash (Used) By Financing Activities	-

NET INCREASE (DECREASE) IN CASH	-

CASH AT BEGINNING OF PERIOD	113

CASH AT END OF PERIOD	$113

The accompanying notes are an integral part of these FINANCIAL STATEMENTS.

CFO Consultants, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The 9 Months Ended September 30, 2010

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

CFO Consultants, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The 9 Months ended September 30, 2010

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

CFO Consultants, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The 9 Months Ended September 30, 2010

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

CFO Consultants, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The 9 Months Ended September 30, 2010

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

CFO Consultants, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The 9 Months Ended September 30, 2010

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (Continued)

The provisions of SFAS 141 (R) and SFAS 160 are effective for the fiscal year beginning April 1, 2010. The adoption of SFAS 141(R) and SFAS 160 has not impacted the Company’s financial statements.

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

CFO Consultants, Inc.
(A Development Stage Company)
Notes to Financial Statements
For The 9 Months Ended September 30, 2010

NOTE D – INCOME TAXES

The Company (CFO Consultants, Inc.) filed organization paperwork with the State of Nevada. At the time of filing CFO Consultants, Inc. elected and filed to be Sub Chapter S Corporation. This election allows all income taxes to be the responsibility of the Shareholders of Corporation not the corporation.

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

ITEM 2. Significant Financial Transaction

During the quarter we engaged Millenium Group Inc. to assist the company with new business development strategies and options.

Millenium Group is consulting services firm owned and managed by Jonathan Mork 47. His father Dempsey Mork is one of our shareholders. CFO issued to Millenium Group a $25,000 convertible note as a non-refundable retainer to pay for Millenium to complete due diligence on CFO as required by Millenium to secure its assistance with future advice and assistance on new business directions including possible acquisitions. Millenium will also receive a $400,000 cash payment if it is envolved in assisting or advising the Company on any acquistion that is completed. The note is due and payable to Millenium in two years, and bears a 5% interest rate which shall accrue annuallyand be payable at maturity. At Millenium 's election, this note and any accrued interest can be retired at any earlier time by conversion into common shares.The note is convertible into 25% of CFO's fully diluted common shares at the time of conversion, with full anti-dilution protection (not adjusted for splits or new issuances). CFO has also agreed that any shares issued under this note will have piggyback registration rights. The Board of Directors of CFO has approved and ratifiedthe terms of this note.

Item 3. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ITEM 4. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates or foreign currencies.

CONTROLS AND PROCEDURES

ITEM 5. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of September 30, 2010.

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

As of September 30, 2010, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of September 30, 2010 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2010:

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

Our management determined that these deficiencies constituted material weaknesses. Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter ended September 30, 2010, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: October 14, 2010.

CFO Consultants, Inc.
Registrant

By: /s/ Neville Pearson
Neville Pearson Chairman of the Board Chief Executive Officer

1153: