Form 10-K/A
period 2009-12-31
CFO CONSULTANTS, INC.
filed 2010-12-21
CIK 1426874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☐  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐      TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 333-149294

CFO CONSULTANTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	42-1749358
(State or other jurisdiction of
incorporation or organization)	(I.R.S. Employer Identification No.)

Rm. 2102 F & G, Nan Fung Centre, 264-298 Castle Peak Rd.
Tsuen Wan, N.T., Hong Kong
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   +852 2412 2208

Securities registered pursuant to Section 12(b) of the Act: None

Name of each exchange on which registered:

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “ large accelerated filer,” “ accelerated filer” and “ smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K filed by CFO Consultants, Inc., a Nevada corporation (“we,” “our,” “us,” or the “Company”), on April 6, 2010 is being filed to (i) include audited balance sheets of CFO Consultants, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for the period from the date of inception on December 10, 2007 to December 31, 2009, (ii) include a new audit report of Sam Kan & Company, our independent registered public accounting firm, for the period covered by the financial statements, (iii) include an updated Exhibit List in Item 15, (iv) include updated Exhibit 31 and 32 certifications for our principal executive and financial officers, and (iv) update the disclosure in Item 9A.

Except as specifically referenced herein, this Amendment No. 1 to Annual Report on Form 10-K/A does not reflect any event occurring subsequent to April 6, 2009, the filing date of the original report, and no other changes have been made to the report.

Item 9A(T)

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

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2009, our internal control over financial reporting are not effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

We have noted the following deficiencies in our control environment: a) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls and b) insufficient documentation and communication of our accounting policies and procedures as of December 31, 2009.

We have noted the following deficiencies in the staffing of our financial accounting department: The number of qualified accounting personnel with experience in public company SEC reporting and GAAP is limited. This weakness does not enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, by this shortage of qualified resources.

Prior to October 21, 2010, we were a shell company.  On October 21, 2010, we acquired Hong Kong Wai Bo International Limited, which wholly owns our newly acquired operating companies.  Following this acquisition, and in order to rectify these deficiencies, we have implemented a new control environment and hired a new Principal Accounting Officer who has audit experience and who is familiar with US GAAP.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the company to provide only management’s report in this annual report.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 15.  Exhibits and Financial Statement Schedules.

Financial Statements
Financial statements filed as part of this report:

•	Consolidated Balance Sheets of CFO Consultants, Inc. as of December 31, 2009 and 2008
•	Statements of Operations for the period from the date of inception on December 10, 2007 to December 31, 2009
•	Statement of Changes in Stockholders' Equity (Deficiency) for the period from the date of inception on December 10, 2007 to December 31, 2009
•	Statement of Cash Flows for the years ended December 31, 2009 and 2008 and for the period from the date of inception on December 10, 2007 to December 31, 2009
•	Notes to financial statements

Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CFO CONSULTANTS, INC.

Date: December 21, 2010

	By:	/s/ Joanny Kwok
Joanny Kwok, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 21, 2010

	By:	/s/ Joanny Kwok
Joanny Kwok, President and Director
(Principal Executive Officer)

Date: December 21, 2010

	By:	/s/ Ken Tsang
Ken Tsang, Chief Financial Officer
(Principal Financial and Accounting Officer)

CFO CONSULTANTS, INC.

(A DEVELOPMENT STAGE COMPANY)

AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED

DECEMBER 31, 2009

SAM KAN AND COMPANY
1151 HARBOR BAY PKWY, STE 101
ALAMEDA, CA 94502

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
CFO Consultants, Inc.
(A Development Stage Company)
Palm Springs, California

We have audited the accompanying balance sheets of CFO Consultants, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for the period from the date of inception on December 10, 2007 to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CFO Consultants, Inc. (A Development Stage Company) as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the period from the date of inception on December 10, 2007 to December 31, 2009 then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of CFO Consultants, Inc.’s internal control over financial reporting as of December 31, 2009 and 2008, and accordingly, we do not express an opinion thereon.

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

Sam Kan & Company,
March 31, 2010
Alameda, California

CFO CONSULTANTS, INC.
(A Development Stage Enterprise)
Balance Sheets

	December 31,
	2009	2008
ASSETS

Current assets
Cash	113	960
Prepaid Expenses	$-	$-
Accounts receivable
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

See accompanying notes to financial statements

CFO CONSULTANTS, INC.
(A Development Stage Enterprise)
Statement of Changes in Stockholders' Deficit

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	In Capital	Deficit	Total
Balance, December 31, 2007 (Inception)	3,450,000	$3,450	$4,300	$-	$7,750
Common stock issued for cash	2,130,000	2,130	19,170	-	21,300
Net loss, period ended December 31, 2008	-	-	-	(28,090)	(28,090)
Balance, December 31,, 2008	5,580,000	5,580	23,470	(28,090)	(960)

Common stock issued for cash	75,000	75	675	-	750
Net loss, year ended December 31, 2009	-	-	-	(5,827)	(5,827)
Balance,December 31, 2009	5,655,000	$5,655	$24,145	$(33,917)	$4,117)

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

Since the filing of form 10-K for the fiscal year ended December 31, 2009, a number of significant events have occurred that have been reported separately by the filing of:  forms 8-K (2) on 10-19-10 and 10-22-10, form SC 14F1 on 10-22-10, form SC 13D on 11-08-10 and form 8-K/A on 12-06-10.