Form 10-Q/A
period 2010-09-30
CFO CONSULTANTS, INC.
filed 2010-12-21
CIK 1426874

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)

☒       Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

☐       Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from___________ to____________

Commission File Number: 333-149294

CFO CONSULTANTS, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	42-1749358
(State of other jurisdiction of	(I.R.S. Employer
Incorporation or organization	Identification Number)

Rm. 2102 F & G, Nan Fung Centre, 264-298 Castle Peak Rd.,
Tsuen Wan, N.T., Hong Kong
(Address of principal executive offices)

Registrant's Phone: + 852 2412-2208

Indicate by check mark whether the issuer (I) filed all reports required to be filed by Section 13 or I5(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

As of October 15, 2010, the issuer had 5,655,000 shares of common stock issued and outstanding.

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q filed by CFO Consultants, Inc., a Nevada corporation (“we,” “our,” “us,” or the “Company”), on October 15, 2010 is being filed to (i) correct certain clerical errors in the financial statements set forth in Part I, Item I, (ii) update Item 4T, Controls and Procedures, and (iii) include corrected Exhibit 31 and 32 certifications for our principal executive and financial officers.

Except as specifically referenced herein, this Amendment No. 1 to Quarterly Report on Form 10-Q/A does not reflect any event occurring subsequent to October 15, 2010, the filing date of the original report, and no other changes have been made to the report.

Part I

ITEM 1 FINANCIAL STATEMENTS

CFO CONSULTANTS, INC.

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three and Nine Months Ended September 30, 2010 and 2009 and the
Period of December 10, 2007 (Inception) to September 30, 2010

Page(s)
Balance Sheets as of September 30, 2010 and December 31, 2009	4

Statements of Operations for the three and nine months ended September 30, 2010 and 2009 and the period of December 10, 2007 (Inception) to September 30, 2010	5

Statements of Cash Flows for the three and nine months ended September 30, 2010 and 2009 and the period of December 10, 2007 (Inception) to September 30, 2010	7

Notes to the Unaudited Financial Statements	8

CFO Consultants, Inc.
(A Development Stage Enterprise)
Balance Sheets

	September 30,	December 31,
	2010	2009
ASSETS

Current assets
Cash	$60	$113
Total current assets	60	113

Total assets	$60	$113

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$4,330	$4,230
Total current liabilities	4,330	4,230

Non-current liabilities
Convertible note - related party	25,000	-
Total non-current liabilities	25,000	-

Total liabilities	29,330	4,230

Stockholders' (Deficit) Equity
Common stock, $.0001 par value; 75,000,000 shares authorized, 5,655,000 shares issued and outstanding at September 30, 2010 and December 31, 2009	5,655	5,655
Additional paid in capital	24,145	24,145
Deficit accumulated during the development stage	(59,070)	(33,917)
Total stockholders' (deficit) equity	(29,270)	(4,117)

Total liabilities and stockholders' (deficit) equity	$60	$113

See accompanying notes to financial statements

CFO Consultants, Inc.
(A Development Stage Enterprise)
Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,		For the period from December 10, 2007 (inception) to September
	2010	2009	2010	2009	30, 2010

Revenue	$-	$-	$-	$-	$-

Expenses
General and administrative	25,051	-	25,153	5,827	59,070
Total expenses	25,051	-	25,153	5,827	59,070

Net loss	$(25,051)	$-	$(25,153)	$(5,827)	$(59,070)

Basic and diluted loss per common share	$(0.00)	$-	$(0.00)	$(0.00)

Weighted average shares outstanding	5,655,000	5,655,000	5,655,000	5,648,132

See accompanying notes to financial statements

CFO Consultants, Inc.
(A Development Stage Enterprise)
Statement of Changes in Stockholders' (Deficit) Equity

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31 2007 (Inception)	3,450,000	$3,450	$4,300	$-	$7,750
Common stock issued for cash	2,130,000	2,130	19,170	-	21,300
Net loss, year ended December 31, 2008	-	-	-	(28,090)	(28,090)
Balance, December 31, 2008	5,580,000	5,580	23,470	(28,090)	960

Common stock issued for services	75,000	75	675	-	750
Net loss, year ended December 31, 2009	-	-	-	(5,827)	(5,827)
Balance, December 31, 2009	5,655,000	$5,655	$24,145	$(33,917)	$(4,117)

Common stock issued for services	-	-	-	-	-
Net loss, period ended September 30, 2010	-	-	-	(25,153)	(25,153)
Balance, September 30, 2010	5,655,000	$5,655	$24,145	$(59,070)	$(29,270)

CFO Consultants, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows

	Three Months Ended September 30,		Nine Months Ended September 30,		For the period from December 10, 2007 (inception) to September
	2010	2009	2010	2009	30, 2010
Cash flows from operating activities
Net loss	$(25,051)	$-	$(25,153)	$(5,827)	$(59,070)
Changes in operating assets and liabilities
Stock issued for services	-	-	-	750	750
Prepaid expenses	-	-	-	-	-
Accounts payable	100	-	100	4,230	4,330
Net cash used in operating activities	(24,951)	-	(25,053)	(847)	(53,990)

Cash flows from investing activities	-	-	-	-	-

Cash flows from financing activities
Convertible note - related party	25,000	-	25,000	-	25,000
Proceeds from sale of stock	-	-	-	-	29,050
Net cash provided by financing activities	25,000	-	25,000	-	54,050

Net change in cash	49	-	(53)	(847)	60

Cash at beginning of period	11	60	113	960	-

Cash at end of period	$60	$60	$60	$113	$60

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for professional and consulting services	$-	$750	$-	$750	$750

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-	$-	$-
Cash paid for income taxes	$-	$-	$-	$-	$-

See accompanying notes to financial statements

CFO CONSULTANTS, INC.
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements
For the Three and Nine Months Ended September 30, 2010 and 2009 and the
Period of December 10, 2007 (Inception) to September 30, 2010

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the three months ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing and determined there are no events to disclose.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

In connection with the preparation of the quarterly report on Form 10-Q/A for the quarter ended September 30, 2010, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934 (the “Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting

Except as otherwise discussed herein, there have been no changes in our internal control over financial reporting that occurred during the third fiscal quarter of 2010 covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CFO CONSULTANTS, INC.

Date: December 21, 2010	By:	/s/ Joanny Kwok
Joanny Kwok, Chief Executive Officer
(Principal Executive Officer)

Date: December 21, 2010	By:	/s/ Ken Tsang
Ken Tsang, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)