Form 10-Q/A
period 2010-09-30
CFO CONSULTANTS, INC.
filed 2011-01-18
CIK 1426874

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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
(Address of principal exeutive offices)

Registrant’s Phone: + 852 2412-2208

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

Explanatory Note

This Amendment No. 2 to the Quarterly Report on Form 10-Q filed by CFO Consultants, Inc., a Nevada corporation (“we,” “our,” “us,” or the “Company”), on October 15, 2010 is being filed to (i) include the paragraph titled “Significant Financial Transaction” in the financial statements set forth in Part I, Item I, which was included in the initial filing on October 15, 2010, but was inadvertently omitted from Amendment No. 1 filed with the Commission on December 21, 2010 and (ii) revise Item 4T, Controls and Procedures.

Except as specifically referenced herein, this Amendment No. 2 to the Company’s Quarterly Report on Form 10-Q does not reflect any event occurring subsequent to October 15, 2010, the filing date of the original report, and no other changes have been made to the report.

Part I

ITEM 1 FINANCIAL STATEMENTS

CFO CONSULTANTS, INC.

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three and Nine Months Ended September 30, 2010 and 2009 and the

Period of December 10, 2007 (Inception) to September 30, 2010

Page(s)
Balance Sheets as of September 30, 2010 and December 31, 2009	4
Statements of Operations for the three and nine months ended September 30, 2010 and 2009 and the period of December 10, 2007 (Inception) to September 30, 2010	5
Statements of Cash Flows for the three and nine months ended September 30, 2010 and 2009 and the period of December 10, 2007 (Inception) to September 30, 2010	7
Notes to the Unaudited Financial Statements	8

CFO Consultants, Inc.

(A Development Stage Enterprise)

Balance Sheets

	September 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash	$60	$113
Total current assets	60	113
Total assets	$60	$113
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable
Total current liabilities	$4,330	$4,230
Non-current liabilities	4,330	4,230
Convertible note - related party
Total non-current liabilities	25,000	-
Total liabilities	25,000	-
Stockholders’ (Deficit) Equity	29,330	4,230
Common stock, $.0001 par value; 75,000,000 shares authorized, 5,655,000 shares issued and outstanding at September 30, 2010 and December 31, 2009
Additional paid in capital	5,655	5,655
Deficit accumulated during the development stage	24,145	24,145
Total stockholders’ (deficit) equity	(59,070)	(33,917)
Total liabilities and stockholders’ (deficit) equity	(29,270)	(4,117)
	$60	$113

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

See accompanying notes to financial statements

CFO Consultants, Inc.

(A Development Stage Enterprise)

Statement of Changes in Stockholders’ (Deficit) Equity

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31 2007 (Inception)	3,450,000	$3,450	$4,300	$-	$7,750
Common stock issued for cash	2,130,000	2,130	19,170	-	21,300
Net loss, year ended December 31, 2008	-	-	-	(28,090)	(28,090)
Balance, December 31, 2008	5,580,000	5,580	23,470	(28,090)	960
Common stock issued for services	75,000	75	675	-	750
Net loss, year ended December 31, 2009	-	-	-	(5,827)	(5,827)
Balance, December 31, 2009	5,655,000	$5,655	$24,145	$(33,917)	$(4,117)
Common stock issued for services	-	-	-	-	-
Net loss, period ended September 30, 2010	-	-	-	(25,153)	(25,153)
Balance, September 30, 2010	5,655,000	$5,655	$24,145	$(59,070)	$(29,270)

CFO Consultants, Inc.

(A Development Stage Enterprise)

Statements of Cash Flows

	Three Months Ended September 30,		Nine Months Ended September 30,		For the period from December 10, 2007 (inception) to September 30,
	2010	2009	2010	2009	2010
Cash flows from operating activities
Net loss	$(25,051)	$-	$(25,153)	$(5,827)	$(59,070)
Changes in operating assets and liabilities
Stock issued for services	-	-	-	750	750
Prepaid expenses	-	-	-	-	-
Accounts payable	100	-	100	4,230	4,330
Net cash used in operating activities	(24,951)	-	(25,053)	(847)	(53,990)
Cash flows from investing activities	-	-	-	-	-
Cash flows from financing activities
Convertible note - related party	25,000	-	25,000	-	25,000
Proceeds from sale of stock	-	-	-	-	29,050
Net cash provided by financing activities	25,000	-	25,000	-	54,050
Net change in cash	49	-	(53)	(847)	60
Cash at beginning of period	11	60	113	960	-
Cash at end of period	$60	$60	$60	$113	$60
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for professional and consulting services	$-	$750	$-	$750	$750
Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-	$-	$-
Cash paid for income taxes	$-	$-	$-	$-	$-

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

SIGNIFICANT FINANCIAL TRANSACTION

During the quarter we engaged Millenium Group Inc. to assist the company with new business development strategies and options. Millenium Group is consulting services firm owned and managed by Jonathan Mork 47. His father, Dempsey Mork, is one of our shareholders. CFO issued to Millenium Group a $25,000 convertible note as a non-refundable retainer to pay for Millenium to complete due diligence on CFO as required by Millenium to secure its assistance with future advice and assistance on new business directions including possible acquisitions. Millenium will also receive a $400,000 cash payment if it is involved in assisting or advising the Company on any acquisition that is completed. The note is due and payable to Millenium in two years, and bears a 5% interest rate which shall accrue annually and be payable at maturity. At Millenium’s election, this note and any accrued interest can be retired at any earlier time by conversion into common shares. The note is convertible into 25% of CFO’s fully diluted common shares at the time of conversion, with full anti-dilution protection (not adjusted for splits or new issuances). CFO has also agreed that any shares issued under this note will have piggyback registration rights. The Board of Directors of CFO has approved and ratified the terms of this note.

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

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2010, because of inadequate staffing of our financial accounting department.

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

CFO CONSULTANTS, INC.

Date: January 18, 2011	By:	/s/ Joanny Kwok
Joanny Kwok, Chief Executive Officer
(Principal Executive Officer)

Date: January 18, 2011	By:	/s/ Ken Tsang
Ken Tsang, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)