Form 10-K
period 2010-12-31
KAIBO FOODS Co Ltd
filed 2011-03-31
CIK 1426874

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________ to _________________

Commission file number: 001-34712

KAIBO FOODS COMPANY LIMITED

(Exact name of Registrant as Specified in Its Charter)

Nevada	42-1749358
(State or Other Jurisdiction
of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Rm. 2102 F & G, Nan Fung Centre 264-298 Castle Peak Rd.
Tsuen Wan, N.T., Hong Kong
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(852) 2412-2208

SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

COMMON STOCK, PAR VALUE $0.001 PER SHARE

SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT: NONE

Name of each exchange on which registered: The OTC Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes  ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☐  No ☒

The aggregate market value of the shares of common stock, par value $0.001 per share, of the registrant held by non-affiliates on June 30, 2010 was $121,275, which was computed upon the basis of the closing price on that date.

There were 3,285,007 shares of common stock of the registrant outstanding as of March 30, 2011.

Introductory Note

Except as otherwise indicated by the context, references in this Annual Report on Form 10-K (this “Form 10-K”) to the “Company,” “Kaibo Foods,” “we,” “us” or “our” are references to the combined business of Kaibo Foods Company Limited and its consolidated subsidiaries.  References to “Waibo” are references to our wholly owned subsidiary, Hong Kong Wai Bo International Limited, a Hong Kong company; references to “Yunnan WeiLi” are to Waibo’s wholly owned subsidiary, Yunnan Zhaoyang Weili Starch Co., Ltd., a PRC wholly foreign owned enterprise; references to “Guizhou WeiLi” are to Waibo’s wholly owned subsidiary, Guizhou Province Weining Weili Starch Co., Ltd., a PRC wholly foreign owned enterprise; references to “Gansu WeiBao” are to Waibo’s wholly owned subsidiary, Gansu Weibao Starch Co., Ltd, a PRC wholly foreign owned enterprise; and references to “Yunnan WeiBao” are to Waibo’s wholly owned subsidiary, Yunnan WeiBao Modified Starch Limited, a PRC wholly foreign owned enterprise.  References to “China” or “PRC” are references to the People’s Republic of China.  References to “RMB” are to Renminbi, the legal currency of China, and all references to “$” and dollar are to the U.S. dollar, the legal currency of the United States.

On March 10, 2011 we effected a 1 for 16.09 reverse stock split (the “Reverse Stock Split”) of our outstanding common stock, par value $0.001 per share (“Common Stock”).  All share and per share amounts in this Form 10-K give effect to the Reverse Stock Split, unless otherwise noted.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements and information relating to Kaibo Foods that are based on the beliefs of our management as well as assumptions made by and information currently available to us.  Such statements should not be unduly relied upon.  When used in this Form 10-K, forward-looking statements include, but are not limited to, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as well as statements regarding new and existing products, technologies and opportunities, statements regarding market and industry segment growth and demand and acceptance of new and existing products, any projections of sales, earnings, revenue, margins or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements regarding future economic conditions or performance, uncertainties related to conducting business in China, any statements of belief or intention, and any statements or assumptions underlying any of the foregoing.  These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions.  There are important factors that could cause actual results to vary materially from those described in this Form 10-K as anticipated, estimated or expected, including, but not limited to: competition in the industry in which we operate and the impact of such competition on pricing, revenues and margins, volatility in the securities market due to the general economic downturn; Securities and Exchange Commission (the “SEC”) regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties.  Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward- looking statements, even if new information becomes available in the future.  Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available.  Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock.  Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

PART I

Item 1.	Business.

Description of Business

We are a leading PRC producer of high quality potato starch, a value added and functional ingredient in many different types of packaged and processed foods.  Our corporate headquarters are in Hong Kong and our operational headquarters are in Kunming city, Yunnan province. Our factories are in Yunnan, Guizhou and Gansu provinces in China.  Our potato starch is sold under the “Wei Bao” and ”Jiabao” brands and we believe that our products are well known for their consistency, purity, quality and white color.

Potato starch is a functional food additive, offering strong adhesion without chemicals. Potato starch is also a cost effective thickener, which does not interfere with taste. In addition, our premium potato starch is white in color and thus can be added to many foods without affecting product color. Our potato starch is used by makers of noodles, instant noodles, dumplings, fishballs, shrimp balls, meatballs, and many other mainstream Chinese foods.

We believe that we are among the top five makers of premium native potato starch in the PRC and that our manufacturing presence in Yunnan, Guizhou and Gansu makes us the single largest producer in these provinces.  Our current overall production capacity is 111,500 metric tons per year.  Our native potato starch has consistently received the government’s highest rating, which affords it a premium price in the PRC market place. We sell our products to distributors and food processing companies.  In 2010 we sold to more than 50 customers, with only one customer comprising more than 5% of our annual total sales.

China’s modernization has brought about significant changes to its food industry. With increasing urbanization, the use of supermarkets and consumption of prepared and processed foods have grown rapidly. According to a July 2010 report of the United States Department of Agriculture, the PRC now has over 500,000 manufacturers of frozen and processed foods, with a total annual output of RMB 4.5 trillion in 2009. The potato starch market in the PRC is currently estimated at over 900,000 metric tons (China Potato Starch-Specialized Society 2009).

We benefit from favorable government policies in the PRC. Since January 1, 2008, we have enjoyed a full income tax exemption that has no expiration date for most of our business due to government policies aimed at providing extra incentive to rural food businesses involved in the PRC’s primary food supply. In addition, we have a successful track record at working with local governments to increase rural income levels through increased potato production. This is important to our business because obtaining high and steady quantities of premium potato resource is the key challenge facing large scale potato starch production.

We provide farmer education and assistance to enable better yields and higher starch potatoes, and we were selected in 2009 by the Ministry of Agriculture to establish the National R&D Center for Potato Processing.  We are building new production lines that will expand our business into whole potato starch, which is used in the fast food industry, as well as modified potato starch, which is used in non food industries including paper, textiles, and building materials.

Company Background

Our History and Corporate Structure

Prior to October 21, 2010, we were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company was originally incorporated in the State of Nevada on December 10, 2007 to assist companies in their need for CFO’s and CFO related services. As a result of our former sole officer and director, Norman LeBoeuf, only devoting limited time to our operations, our efforts to establish and develop business operations in our originally intended line of business were unsuccessful and by the middle of 2010, it became evident to the Board of Directors that it would not be possible to continue with the then-current business model.

As a result of an introduction by Millennium Group, Inc. in early October of 2010, the Board of Directors became aware of a company with operations in China manufacturing potato starch that was seeking to effect a “reverse merger” with a public company in the United States. After reviewing the potato starch company’s business plan and U.S. GAAP financial statements, the members of the board authorized Neville Pearson to negotiate the terms of an Agreement and Plan of Reorganization regarding the acquisition of Waibo (the “Exchange Agreement”), which Exchange Agreement was executed on October 21, 2010. As a result of the attractive terms offered by the founders of Waibo, our Board of Directors did not obtain a formal appraisal of the business operations of Waibo, but reviewed the audited financial statements provided by such founders and the other corporate documents relating to the business in reaching the decision to proceed with the Exchange Agreement.

On October 21, 2010, the (“Closing Date”), pursuant to the Exchange Agreement by and among the Company, Waibo, the holders of all outstanding shares of Waibo (the “Waibo Shareholders”) and Orion Investment Inc. (the “Company’s Principal Shareholder”), we acquired all of the outstanding shares of Waibo (the “Waibo Shares”) from the Waibo Shareholders and the Waibo Shareholders transferred all of the Waibo Shares to us. In exchange, we agreed to issue to the Waibo Shareholders or their designee, an aggregate of 22,493,475 shares of Common Stock (361,920,000 shares of our Common Stock without giving effect to the Reverse Stock Split) (the “Exchange Shares”), equal to 96% of all our outstanding shares, after giving effect to the conversion of an outstanding convertible note of the Company held by Millennium Group, Inc., in the principal amount of $25,000 (the “Convertible Note”), which such note is convertible into 586,804 shares of Common Stock (9,441,667 shares of Common Stock without giving effect to the Reverse Stock Split), and the planned amendment of our Articles of Incorporation.  On the Closing Date, we did not have sufficient authorized shares to complete the issuance of the entire amount of Exchange Shares and shares issuable pursuant to the Convertible Note, so only 2,361,716 shares (38,000,000 shares without giving effect to the Reverse Stock Split) were issued to the designee of the Waibo Shareholders at the closing, and no shares were issued to the holder of the Convertible Note.

On March 10, 2011, we effectuated an amendment to our Articles of Incorporation to, among other things, increase our authorized shares, change our name to Kaibo Foods Company Limited from CFO Consultants, Inc., and effect the Reverse Stock Split.  We are currently in the process of issuing the remaining 20,131,759 shares (323,920,000 shares prior to giving effect to the Reverse Stock Split) to the Waibo Shareholders, as well as 586,804 shares (9,441,667 shares prior to giving effect to the Reverse Stock Split) to Millennium Group, Inc., the holder of the Convertible Note.

As a result of the transactions contemplated by the Exchange Agreement, Waibo became our wholly owned subsidiary and we are in the business of producing potato starch.

Our current corporate structure is set forth below:

December 2010 Private Placement

On December 21, 2010, we entered into a securities purchase agreement (the “Purchase Agreement”), with certain accredited investors (the “Investors”) for the issuance and sale of an aggregate of (i) 571,797 shares of our Common Stock (the “Shares”) and (ii) warrants to purchase up to 114,356 shares of Common Stock underlying the warrants (the “Warrant Shares”), each such warrant having an initial exercise price of $5.23 per share and expiring on the three year anniversary of the effective date of the increase of our authorized shares of Common Stock (the “Authorized Increase Date”), for aggregate gross proceeds equal to approximately $2,300,000 (the “December 2010 Private Placement”).

In connection with the December 2010 Private Placement, we and our majority stockholder, Kai Bo Holdings Limited (“Kai Bo Holdings”), entered into an escrow agreement (the “Make Good Escrow Agreement”) with the Investors pursuant to which Kai Bo Holdings placed 285,892 shares of its Common Stock of the Company into escrow for distribution of up to 142,946 shares of Common Stock to the Investors in each of 2011 and 2012 in the event that it fails to reach certain net income targets for its 2010 and 2011 fiscal years.  Pursuant to the Make Good Escrow Agreement, if our after tax net income for fiscal 2010 is less than 95% of $25,882,536 (95% of such amount being the “2010 Guaranteed ATNI”), the escrow agent will transfer to each Investor on a pro rata basis a number of shares that is equal to 7,148 shares of Common Stock for each full percentage point by which the 2010 Guaranteed ATNI was not achieved up to a maximum of 142,946 shares.  If our after tax net income for fiscal 2011 is less than 95% of $33,382,670 (95% of such amount being the “2011 Guaranteed ATNI”), the escrow agent will transfer to each Investor a number of shares that is equal to 7,148 shares of Common Stock for each full percentage point by which the 2011 Guaranteed ATNI was not achieved up to a maximum of 142,946 shares.  For the purposes of the Make Good Escrow Agreement, after tax net income excludes any expense item (other than tax expense and interest expense) deducted in determining net income not appearing under the heading “Operating expenses” on our Consolidated Statement of Operations, including but not limited to fair value change on derivatives, warrants and make good shares.

The principal equity holders of Kai Bo Holdings are Kai Bo International Limited, a British Virgin Islands corporation, which holds approximately 68% of the outstanding ordinary shares of Kai Bo Holdings, and Elegant Century Investments, a British Virgin Islands corporation, which holds approximately 8% of the outstanding ordinary shares of Kai Bo Holdings. The equity holders of Kai Bo International Limited are Joanny Kwok (40%), Jacky Kwok (30%) and Lam Yukang (30%). The sole equity holder of Elegant Century Investments is Joanny Kwok. The remaining equity holders of Kai Bo Holdings are Sea Dragon Investments Limited, a British Virgin Islands corporation, Hong Kong Investments Group Limited, a British Virgin Islands corporation, Fiora Capital Holdings Ltd., a British Virgin Islands corporation, Pico International Holdings Limited, a British Virgin Islands corporation, Winning Gain Investments Limited, a British Virgin Islands corporation, and International Investment (Hong Kong) Trading Group Limited, a Hong Kong corporation. Other than certain loans made by our shareholders used to finance working capital as disclosed in our financial statements, Joanny Kwok’s positions as our chairman, chief executive officer and a director and Jacky Kwok’s position as a director, we do not have any material relationship with any of the equity holders of Kai Bo Holdings. There are no agreements among Kai Bo Holdings and Joanny Kwok, Jacky Kwok or Lam Yukang.

In connection with the December 2010 Private Placement, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, in which we agreed to file a registration statement (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”) to register for resale the Shares, the Warrant Shares and the shares underlying the Agent Warrants (defined below) within 60 calendar days of the closing date of the December 2010 Private Placement, and to use our best efforts to have the registration statement declared effective within 180 calendar days of the closing date of the December 2010 Private Placement.  We are obligated to pay liquidated damages of 1% of the dollar amount of the Shares sold in the December 2010 Private Placement per month, payable in cash, up to a maximum of 10%, if the registration statement is not filed within the foregoing time periods or if we do not respond in the time period prescribed in the Registration Rights Agreement to comments received from the SEC on the Registration Statement.  ROTH Capital Partners, LLC (“Roth”) acted as the exclusive financial advisor and placement agent for us.  Roth received warrants to purchase up to 57,179 shares of Common Stock at a price per share of $5.23 (the “Agent Warrants”), as well as $161,000 in cash.  The Agent Warrants are for a term of three years from the Authorized Increase Date and have a cashless exercise feature.

Industry Overview

Starch is a carbohydrate consisting of a large number of glucose units joined together by glycosidic bonds. This polysaccharide is produced by all green plants as an energy store. It is the most important carbohydrate in the human diet and is contained in such staple foods as potatoes, wheat, maize (corn) and rice. Potato starch is starch extracted from potatoes and is a very refined starch, containing minimal amount of protein or fat. Native potato starch is a white powder with a neutral taste and high adhesive properties. This functional additive is widely used in many types of Chinese processed foods including instant noodles, dumplings, sauces, meatballs and sausages.

Market Overview

The potato starch industry in China is relatively young.  According to an August 2010 report of the United States Department of Agriculture, approximately 90% of the potato starch factories categorized in China are characterized as small.  We believe that Waibo, with 111,500 metric tons of annual capacity, already ranks among the top 5 producers in the PRC.  We believe that premium potato starch usage will grow in step with the overall growth in processed and prepared foods.  In addition, we expect that premium potato starch will increasingly be used as a value added substitute for corn starch as well as chemical thickeners and stabilizers.   We believe that all natural additives like premium potato starch will be more sought after by food makers that are increasingly concerned about the use of chemical stabilizers and additives and by consumers who prefer more nutritious ingredients.

Increased Urbanization and Consumer Purchasing Power

Over the last thirty years, China has experienced rapid urbanization due to the increasingly limited capacity of rural areas to provide adequate economic support for a large agrarian population, the increasing disparity in disposable incomes between rural and urban dwellers and the easing of restrictions, which historically limited rural to urban migration from rural areas to towns and cities. According to the Annual Report on Urban Development of China in 2009, the population of Chinese cities by the end of 2009 exceeded 621 million people, representing an increase of 410 million since 1982.  It is further estimated that China’s urban population will expand to 926 million by 2025 and hit the one billion mark by 2030.

Per capita incomes in urban centers have risen greatly in recently decades, from RMB 1,516 in 1990 to RMB 16,180 in 2008.  As of 2008, there were over 34,000 (The National Bureau of Statistics of China Yearbook 2009) supermarkets in the PRC.  By comparison, the US has over 35,000 supermarkets (U.S. Census Bureau, Food Marketing Institute 2009).

Increased demand for prepared and processed foods

Consumption of prepared and processed foods in the PRC has grown in step with the country’s urbanization trend.  As people’s lives become busier, the traditional custom of making daily purchases of fresh raw produce from small farmers’ markets has increasingly given way to less frequent visits to supermarkets to buy prepared, packaged and processed foods. According to a July 2010 report of the United States Department of Agriculture, the prepared and processed food industry in China reached RMB 4.5 trillion (2009), representing a 20% increase from 2008.  The industry remains highly fragmented with many thousands of different food makers and tens of thousands of products. The instant noodle market towers over most with demand reaching RMB 59 billion in 2009 (Noodles in China, Euromonitor, 2009).

Advantage Over Corn Starch

Corn starch is also used as a thickening agent, stabilizer, and emulsifier.  Corn starch is approximately half the cost of potato starch and currently in greater supply in the PRC. According to a May 2009 report of the United States Department of Agriculture, there are over 160 corn-processing companies in China, with annual processing capacity estimated at 63.93 million metric tons.  However, as food producers become more concerned about food-safety, potato starch is increasingly viewed as a superior alternative.  Corn starch also has a lower melting point than potato starch and it can affect product color. It must therefore receive significant bleaching and modification to match the whiteness and temperature attributes of potato starch.

Raw Material Sourcing

Many potato starch manufacturers are beset with inconsistent potato supply channels. They typically find that potatoes cannot be bought in sufficient quantities from major farms or farmers’ markets to run a large potato starch production factory. Moreover, potato strains have been adapted to various soil and climate conditions over centuries of cultivation. These differences will produce varying degrees of starch content and whiteness.

The high fragmentation and disparities in product quality place a premium on locating potato starch factories in the high end regions around a concentration of small growers and soliciting active local government support.

Additional Potato Starch Varieties and Usages

Modified potato starch, which is similar to native potato starch in appearance, is composed mainly of native potato starch and other starch varieties.  It is primarily used in many non-food industries, the largest which is the paper industry.  A typical sheet of copy paper may have as much as 8% starch content (North Carolina State University report). Modified potato starch is also used for corrugated board adhesives as well as glue products used in a wide variety of applications including bookbinding, wall paper, paper sacks and other forms of paper bonding.  Potato starch is also used in the construction products industry for gypsum board. Furthermore, modified potato starch is applied for biotechnical raw material, fabrics and textiles, pharmaceuticals and cosmetics and detergents.

Whole potato starch is the dehydrated part of fresh potatoes, except the potato skins. It is typically used in products such as French fries and processed mashed potatoes. It is used to add both texture and flavor to processed foods.  Approximately 90% of our native potato starch is used by the food industry, while the rest is used in a variety of different food related industries.

Competitive Strengths

We believe we have the following competitive advantages:

Factories Built in Top Potato Producing Regions

We have located our factories in regions of China with moderate temperatures and long growing seasons, where potatoes can be grown to large sizes with smooth skins that are less contaminated with impregnated soil and gravel.  In addition, we build our factories in rural regions where potato farming can bring important added benefit to low-income rural populations.  Many of our competitors are state-owned and have positioned their production facilities primarily to serve local growers without much consideration to starch content or product quality.

Strong Brand Equity known for High Quality Product

Our “Wei Bao” and “Jiabao” brands are strongly associated with our commitment to quality, which has been supported over the years with numerous awards and certifications.  The General Administration of Quality Supervision, Inspection and Quarantine of the PRC issues grades for the quality of potato starch: passed, first grade and excellent.  Approximately 99% of our products received the “excellent” rating and approximately 1% the “first grade” rating.

Our production facilities have implemented stringent quality control procedures, from the procurement of raw materials to the delivery of our finished products. This includes active supervision and training assistance provided to our local farm suppliers.

Positioned in High Growth Industry Segment

In 2009, the food processing industry recorded a record high output of $662 billion (July 2010 report of the United States Department of Agriculture). We believe there are significant opportunities to increase sales of premium potato starch for processed foods, given its many benefits versus traditional food additives. Participants in many non-food industries are now actively using or exploring the use of potato starch. These include paper, bio-plastic, biotechnical raw materials, fabrics and textiles, pharmaceuticals and cosmetics and detergents.

Potato Starch Industry is the Beneficiary of Strong Government Support

Two main policy goals are to better assist rural low-income populations while developing and improving the country’s massive food needs.  Our production facilities in Yunnan, Gansu and Guizhou provinces are beneficiaries of these initiatives. For example, in 2007 China implemented a 5-year anti-dumping tax on EU imports of potato starch of 17%, 18% or 35% depending on the original manufacturer (PRC Ministry of Commerce). The Ministry of Finance and State Administration of Taxation has also implemented beneficial tax policies to spur development of both agriculture and the downstream food-processing industry. We have successfully obtained a full exemption on Enterprise Income Tax (“EIT”) since 2008.

Business Strategies

We plan to increase our market presence and build on our core competitive strengths by implementing the following strategies:

Increase Production Capacity in Existing and New Locations

We plan to increase our production capacity by building facilities in strategic locations as well as pursuing mergers and acquisitions for growth. We are currently building a modified starch factory with an annual production capacity of 20,000 metric tons in Zhaotong City, Yunnan province and expect this to be completed by June 2011.

Our current expansion strategy is to build 4 new production facilities in the next 3 years, with an aggregate capacity of 123,000 metric tons of a variety of potato starch products.  We plan to build native potato starch factories in Guizhou and Sichuan provinces.  The Guizhou facility is expected to have a production capacity of 38,000 metric tons and we expect it to be operational by January 2012.  The Sichuan facility will have a production capacity of 40,000 metric tons and should be operational by March 2013.

We plan to build a whole potato starch facility in Guizhou, with a production capacity of approximately 15,000 metric tons, which we expect to be operational by January 2012. We also plan to build a modified potato starch factory in Yunnan, with a production capacity of approximately 30,000 metric tons which we plan to be operational by August 2013. We evaluate facility locations based on land fertility, water availability and railway proximity.  We also aim to identify those areas with adequate farm acreage that are amenable to our quality standards.

We expect that the total capital expenditures for the expansion plans referred to above in the next three years is approximately $108 million, which we expect to be financed by net proceeds received from future equity offerings and from cash generated from continuing operating activities.

We also believe there are opportunities to acquire existing state-owned potato-starch production facilities by leveraging our reputation for operating successful facilities and producing a premium product.

Penetrate New Markets with Expanded Product Offerings

We currently produce native potato starch and plan to begin production of modified potato starch by June 2011. Modified potato starch is used in various industries such as food processing, paper manufacturing, medical supplies, industrial chemicals and wood and furniture production. Modified starch tends to have higher profit margins and wider usages than native potato starch.

We also plan to produce whole potato starch, which is primarily used for food processing. Whole potato starch is the dehydrated part of fresh potatoes, except the potato skins. Popular products such as French fries are typically made using whole potato starch. It is used to add both texture and flavor to processed foods.

Maintain and Expand Our Customer Base

We plan to continue to build on our current customer relationships as well as enter new markets. We believe our diverse and wide customer base provides us beneficial word of mouth exposure, in addition to stabilizing product demand. Our customer base also gives us built in product demand as we increase our production capabilities.  We intend to continue to increase our customer base to allow us to gain increased market presence in new and emerging markets in China.

R&D Efforts

In 2009, we were chosen by The Ministry of Agriculture to be the National R&D Center for Potato Processing.  This cooperation with the government promotes open exchange of cultivation techniques and production technologies. Currently, the government provides minimal financial support for this award.  However, we believe that our cooperation with the government gives us early access to the government’s most recent R&D achievements in our industry.  We also anticipate the government will increase funding with the increasing significance of processed potato products in the PRC. We believe that it is important to have excellent R&D capabilities and have plans to build a new R&D center in Kunming in 2013. We believe this facility can serve as a center for innovation and new ideas that promotes us as a market leader.

Brands and Products

Product brand

We market our products using the “Wei Bao” and “Jiabao” brand names.  Our Wei Bao brand is used primarily in the food processing industry while our Jiabao brand is used in the restaurant industry.  The two separate brands allow us to better focus on two segments’ different purchasing criteria.  We focus on building brand names known for high quality.  In 2006, we registered our trademark for the Wei Bao brand name and in 2010 we registered our trademark for the Jiabao brand name.  These trademarks are effective for 10 years and are typically renewable.

In 2010, approximately 98% of our revenue came from products sold under Wei Bao brand name and the ““ logo.

The Jiaobao brand is represented by the ““ logo and accounted for approximately 2% of our revenue in 2010.

Products

We produce native potato starch, which is primarily used in the food processing industry. Native potato starch is known for its thickening, adhesive and emulsifying properties, used in many processed foods including include ham, sausage, frozen foods, meatballs, prawn balls, starch strips, instant noodles, jelly, biscuits, cake, ice cream, yogurt, canned foods and candy. It is manufactured as white colored powder and has a shelf life of up to two years.

We plan to expand our product offerings to include modified starch and whole potato starch.  We are currently building a production facility for modified starch factory in Zhaotong city, Yunnan province with a production capacity of approximately 20,000 tons. We anticipate this factory to be completed by June 2011.  We anticipate our modified starch will be suitable for food processing, paper manufacturing, medical supplies and industrial chemicals.  We also plan to produce whole potato starch.  This type of starch typically used for food processing and adds flavor and the body for the processed food it is used for.

Research and Development

Our research and development center was established in 2003 in Yunnan province. In 2009, we were chosen by The Ministry of Agriculture to be the National R&D Center for Potato Processing. We collaborate with the government on developing new species of potatoes, increasing the crop yield of potatoes, raising starch content and developing potatoes resistant to diseases and pests.  We receive minimum funding from the government as result of being selected for this position.  However, we believe this cooperation gives us early access to recent governmental R&D developments, allowing us early implementation of the most current agricultural techniques and potato varieties.

We also have informal cooperation with the Agricultural Technology University and the Research Institute of Agriculture both of which are located in Kunming city.  We plan to build a new research and development center in Kunming by 2013.  The focus of this center will be on developing different types of modified starch. We incurred insignificant expenses on R&D during the 2010 and 2009 fiscal years.

Production Process

We manufacture potato starch at four different production facilities in China.  In 2010, we produced 25,923, 25,690 and 46,620 metric tons of starch at our production faculties located in Yunnan (1 facility), Guizhou (1 facility) and Gansu (2 facilities) respectively.  By June 2011, we anticipate completion of a fifth facility in Zhaotong City, Yunnan Province, capable of annually producing 20,000 metric tons of modified potato starch. Our total annual production capacity as of December 31, 2010 was 111,500 metric tons of native potato starch.

Native Potato Starch Processing

Our purchasing department buys potatoes from farmers located near our production facilities.  We establish potato quality requirements at the outset and closely examine them for weight and texture. We have designated potato storage areas with man-made water channels in the center. High-pressure water guns push our potatoes into the water channels, which transports the naturally buoyant potatoes into our production facilities while beginning the cleansing process.

The potatoes enter our production facility and first undergo cleaning.  They enter our tumbling machine which uses high-pressure water to remove dirt and any other unwanted particles.  The clean potatoes are then transferred to a temporary storage container before the grinding process.

The grinding machines turn the potatoes into a pulp-like sludge, which results in dissolution of the potato cells and the release of the potato starch content.  We separate the potato dreg, which is procured from the potato sludge using an extrication filter.  The result is a thick, milky potato paste.

The potato paste is transferred into a high-speed centrifugal sieve to remove the potato fiber. The paste passes through a series of filters to remove tiny sand particles and water.  The end result of this process is unfiltered starch.  This starch is then run through an 18-layer filter device to further remove impurities and then placed into a refining container. The concentration of the potato starch is measured during this process.

The starch is then taken from the refining container and run through a vacuum hydro-extractor to reduce the water content to 40%. The starch then undergoes hot air drying and sterilization at temperatures of 140°C and gradually cooled to approximately 45-50°C.  This process reduces the water content to 18-20%.  We send this air-dried potato starch to cyclonic silos to separate the air from the starch.  The potato starch powder is then sent to a vibrating sifter to produce a more refined and consistent product - high quality, pure white starch powder. We then package and store the finished potato starch product for delivery.

Production process chart

The following diagram illustrates the production process for potato starch.

Procurement

The primary raw material is potatoes, which we procure from more than 100,000 mostly small-sized local farms. We typically go to nearby villages and come to an oral agreement with the leading potato farmer in that region. This particular farmer acts as our main supplier and will coordinate with the other potato farmers in his village and collect their potatoes.  We currently have a total of 270 such main suppliers.

Our production facility in Yunnan province has arrangements with 98 suppliers for a total of 154,000 tons of potatoes.  Our production facility in Guizhou has arrangements with 83 suppliers, for approximately 155,000 tons of potatoes and our production facilities in Gansu have arrangements with 89 suppliers for approximately 266,000 tons of potatoes.

We have strict selection criteria for our raw material suppliers.  First and foremost, they need to be located in ideal potato cultivating areas with high crop yields and long harvest seasons.  Generally, the local government will help the farmers select the ideal potato types for regional production.

Typically, potatoes have one growing season that starts in March.  The potatoes are harvested from July to December. We also set the quality requirements for our potatoes such as the starch content.

Potato farmers are highly fragmented with limited production capabilities.  We typically rely on current market trends and historical prices during supplier negotiations.  Prices are generally stable from year to year.  We do not sign a formal contract with our suppliers.  We negotiate prices yearly and pay cash on delivery.

Inventory Control and Management

We typically maintain raw material inventory equal to 3-5 days of production to maintain freshness. Towards the end of harvesting season, we can preserve the potatoes by storing them in cellars, extending their usability for several months.

The raw materials are weighed upon delivery to confirm the ordered amount before settling with cash. Because we are currently producing at near full capacity, we tend to make daily orders of constant quantities. Our finished goods warehouses hold approximately 200-300 metric tons of products, which are weighed before storage. We typically ship our finished goods within 1-3 days.

Quality Control

We have received all necessary governmental licenses and permits for potato processing, which include the Food Hygiene License, National Industrial Product Manufacture License and an “excellent” rating from the General Administration of Quality Supervision, Inspection and Quarantine.  We have also obtained ISO 9001:2000 Quality Management System certification, ISO 22000:2005 Food Safety Management System certification, and Hazard Analysis and Critical Control Points certification (HACCP).

Raw materials quality control

We set potato quality standards with our suppliers before ordering, foremost of which is a minimum 15% starch content. Most potato species can only be cultivated for approximately 3 years before their starch content lowers to unacceptable levels.  However, we know of more than 100 different suitable species that our nearby potato farmers could use, thus ensuring a constant supply.  The local government agricultural bureau also works with the farmers to help pick the species of potatoes consistent with our product quality specifications.

During the cultivation process, we send quality assurance teams to selected farms in our potato producing regions to perform a visual inspection on site and test a random sample of potatoes for starch content.  Only if the potatoes meet our requirements will we accept delivery.  Additional visual examinations and tests for starch content are performed upon delivery.

Production process quality control

We pay particular attention to four key steps in the production process that will largely determine the quality of the finished product: grinding, centrifugal sieving, 18-layer filtering and hot air drying.

Finished products quality control

We perform a visual inspection, a smell test and laboratory testing on our finished goods.  The General Administration of Quality Supervision, Inspection and Quarantine of the PRC performs a national standard test on our finished goods, which entails examinations of the chemical and physical properties every six months.  Our quality assurance staff ensures that our potato starch meets the national standard every ten minutes during the production process. The finished goods also undergo semi-annual testing by the Measure for Quality Supervision and Administration of Food.  This department is entrusted with upholding the national food safety standards and grants us the right to use a “Quality Safety Label” (QS label) on our products.

Sales and Customer Relations

Each of our sales offices in Kunming, Yunnan province has two sales staff.  This is sufficient for present capacity levels to maintain customer relationships and process customer orders and will be expanded as required.

We have approximately 59 customers in industries such as food processing, food distribution and retail food sales. We select our customers based on creditworthiness, market share in respective industry, growth potential and product demand.  We have grown a diversified customer base with evenly distributed sales patterns to reduce concentration risk and provide leverage during pricing negotiations.

Our customers are located in 12 provinces and four municipalities in China. We have a strong market share in Guangdong, Fujian and Shandong provinces.

The following map illustrates the geographical coverage of our sales and distribution network in the PRC:

Our customers use our potato starch in hundreds of different processed foods, including ham, sausage, frozen foods, meatballs, prawn balls, starch strips, instant noodles, jelly, biscuits, cake, ice cream, yogurt, canned foods, and candy.

Our customers sign bi-annual sales contracts for fixed product volumes.  We deliver our products to our customers on a regular basis as defined by the sales contracts.  We typically accumulate orders of shipment amounts up to shipment amounts of 60 tons, the capacity of a single rail car, for economical delivery. We typically only pay for transferring our goods to a railway station located near our facilities.  We extend credit terms of up to 90 days from delivery for our top customers.

Seasonality

We typically stop our production process from May through July for our Yunnan and Guizhou production facilities. The potato-planting season typically begins in March and the potatoes are delivered to our facilities from August until the end of December. The harvested potatoes can typically be stored up to 4 months in cellars allowing us to expand our production period to April.

Our factories in Gansu are in a colder region in China and typically halt production from January to February.  During these months, we store potatoes for production from March through May.  Our Gansu factory will then close for production from June to July and resume production in August.  During the off-season, we spend time performing routine production line maintenance.

Pricing

We price our products based on market trends, raw material costs and competitors’ prices. Our raw materials constitute approximately 80% of production costs. The prices of potatoes have increased by 87% over the past 5 years. Whereas, the market price for potato starch has increased by 66% over the past 5 years.  The following table shows our price trends for potatoes and potato starch for the past five years.

Average price of potatoes (per ton)		Average selling price of potato starch (per ton) (with VAT)
Year	Price (RMB)	Calendar Year	Price (RMB)
2006	370	2006	4,450
2007	455	2007	5,650
2008	450	2008	5,850
2009	420	2009	5,540
2010	691	2010	7,392

Competition

The potato starch market is highly fragmented, with more than 50 medium-sized enterprises and more than 1,000 small-sized enterprises.  According to the CPSSS, in 2007, there were 11 enterprises with an annual capacity of 10,000 - 28,200 metric tons, 20 enterprises with an annual capacity of 2,000-8,000 metric tons, and 10 enterprises with an annual capacity of 300 - 1,800 metric tons.

We believe we are one of the top 5 potato starch producers in the PRC. Our main competitors include the following:

•
China Essence Group Ltd (China Essence) headquartered in Beijing and listed on the Singapore Exchange in 2006. It is one of the largest producers of potato-related products in the PRC with five potato-processing facilities and a total of 17 production lines. China Essence has locations in Heilongjiang province and Inner Mongolia. It produces a wide range of products including vermicelli, starch strips and five-grain noodles, potato starch, modified starch and potato by-products. Its distribution network covers 48 cities in the PRC.

•
Yunnan Run Kai Industry Co Ltd (Run Kai) is based in Yunnan Province and has a potato starch annual production capacity of 30,000 metric tons.  It has a well-known brand called, “Run Kai.” Run Kai also exports to foreign countries such as Japan, Korea, Hong Kong, Singapore and Indonesia.

•
Qinghai Weisidun Co., Ltd (Weisidun) is based in Qinghai and has an annual production capacity of 77,000 metric tons of potato starch.  It has 5 production lines - 1 for modified starch, 2 for instant vermicelli, 1 for crystal vermicelli and 1 that produces a microbiologic agent.

•
Heilongjiang Beidahuang Potato Industry Group (Beidahuang) produces potato starch and has an annual production capacity of 100,000 metric tons. The group has expanded its businesses into modified starch, potato biological feed, ethanol and other by-products.

Employees

Our production staff operates the production lines 24 hours a day in three eight-hour shifts, 6 days a week.  All of our staff are full-time employees.  The chart below describes the number of employees per department as of December 31, 2010.

Department	Total
Senior Executive Management	4
Senior Management	16
HR	10
Administration	78
Financial Staff	13
Sales people	5
Quality Control	21
R&D	3
Manufacturing Managers	61
Manufacturing Workers	279

Total	490

We have made employee retirement fund contributions. We believe we are in material compliance with all applicable labor and safety laws and regulations in the PRC, including the PRC Labor Contract Law, the PRC Production Safety Law, the PRC Regulation for Insurance for Labor Injury, the PRC Unemployment Insurance Law, the PRC Provisional Insurance Measures for Maternity of Employees, PRC Interim Provisions on Registration of Social Insurance, the PRC Interim Regulation on the Collection and Payment of Social Insurance Premiums and other related regulations, as well as rules and provisions issued by the relevant governmental authorities from time to time.

According to the PRC Labor Contract Law, we are required to enter into labor contracts with our employees. We are required to pay no less than local minimum wages to our employees. We are also required to provide employees with labor safety and sanitation conditions meeting PRC government laws and regulations and carry out regular health examinations of our employees engaged in hazardous occupations.

Intellectual Property Rights

We registered the “Wei Bao” and “Jiabao” brand trademarks on August 14, 2006 and January 21, 2010 respectively. These trademarks are effective and renewable after 10 years. We have a registered PRC design patent for package bags under the patent number ZL 200930129068.x with a valid term of ten years commencing from September 29, 2009.

Insurance

We believe that we maintain insurance in line with industry standards. Our insurance covers 100% of the net book value of our property, plant and equipment and inventories.

Legal Proceedings

We are not engaged in any material litigation, arbitration or claim, and no material litigation, arbitration or claim is known by our management to be pending or threatened by or against us that would have a material adverse effect on our results from operations or financial condition.

PRC Government Regulations

Our operations are subject to numerous laws, regulations, rules and specifications of the PRC relating to various aspects. We are in compliance in all material respects with such laws, regulations, rules, specifications and have obtained all material permits, approvals and registrations relating to human health and safety, the environment, taxation, foreign exchange administration, financial and auditing, and labor and employments. We make capital expenditures from time to time to stay in compliance with applicable laws and regulations. Below we set forth a summary of the most significant PRC regulations or requirements that may affect our business activities operated in the PRC or our shareholders’ right to receive dividends and other distributions of profits from our PRC subsidiaries.

Business license

Any company that conducts business in the PRC must have a business license that covers a particular type of work. The business license of each of our PRC subsidiaries covers its present business of production and deep processing of potato starch. Prior to expanding any of our PRC subsidiaries’ business beyond that of its business license, we are required to apply and receive approval from the PRC government.

Annual Inspection

In accordance with relevant PRC laws, all types of enterprises incorporated under the PRC laws are required to conduct annual inspections with the State Administration for Industry and Commerce of the PRC or its local branches. In addition, foreign-invested enterprises are also subject to annual inspections conducted by PRC government authorities. In order to reduce enterprises’ burden of submitting inspection documentation to different government authorities, the Measures on Implementing Joint Annual Inspection issued by the PRC Ministry of Commerce together with other six ministries in 1998 stipulated that foreign-invested enterprises shall participate in a joint annual inspection jointly conducted by all relevant PRC government authorities. Our PRC subsidiaries, as foreign-invested enterprises, have participated and passed all such annual inspections since their establishment.

Employment laws

We are subject to laws and regulations governing our relationship with our employees, including: wage and hour requirements, working and safety conditions, citizenship requirements, work permits and travel restrictions.  These include local labor laws and regulations, which may require substantial resources for compliance.

China’s National Labor Law, which became effective on January 1, 1995, and China’s National Labor Contract Law, which became effective on January 1, 2008, permit workers in both state and private enterprises in China to bargain collectively. The National Labor Law and the National Labor Contract Law provide for collective contracts to be developed through collaboration between the labor union (or worker representatives in the absence of a union) and management that specify such matters as working conditions, wage scales, and hours of work. The laws also permit workers and employers in all types of enterprises to sign individual contracts, which are to be drawn up in accordance with the collective contract.

Foreign Investment in PRC Operating Companies

The Catalogue for the Guidance of Foreign Investment Industries jointly issued by the Ministry of Commerce, or the MOFCOM, and the National Development and Reform Commission, or the NDRC, in 2007 classified various industries/businesses into three different categories: (i) encouraged for foreign investment; (ii) restricted to foreign investment; and (iii) prohibited from foreign investment. For any industry/business not covered by any of these three categories, they will be deemed industries/businesses permitted to have foreign investment. Except for those expressly provided restrictions, encouraged and permitted industries/businesses are usually 100% open to foreign investment and ownership. With regard to those industries/businesses restricted to or prohibited from foreign investment, there is always a limitation on foreign investment and ownership. Our PRC subsidiaries’ business does not fall under the industry categories that are restricted to, or prohibited from foreign investment and is not subject to limitation on foreign investment and ownership.

Regulation of Foreign Currency Exchange

Foreign currency exchange in the PRC is governed by a series of regulations, including the Foreign Currency Administrative Rules (1996), as amended, and the Administrative Regulations Regarding Settlement, Sale and Payment of Foreign Exchange (1996), as amended. Under these regulations, the Renminbi is freely convertible for trade and service-related foreign exchange transactions, but not for direct investment, loans or investments in securities outside the PRC without the prior approval of the State Administration of Foreign Exchange, or SAFE. Pursuant to the Administrative Regulations Regarding Settlement, Sale and Payment of Foreign Exchange (1996), Foreign Invested Enterprises, or FIEs, may purchase foreign exchange without the approval of the SAFE for trade and service-related foreign exchange transactions by providing commercial documents evidencing these transactions. They may also retain foreign exchange, subject to a cap approved by SAFE, to satisfy foreign exchange liabilities or to pay dividends. However, the relevant Chinese government authorities may limit or eliminate the ability of FIEs to purchase and retain foreign currencies in the future. In addition, foreign exchange transactions for direct investment, loan and investment in securities outside the PRC are still subject to limitations and require approvals from the SAFE.

Regulation of FIEs’ Dividend Distribution

The principal laws and regulations in the PRC governing distribution of dividends by FIEs include:

(i)	The Sino-foreign Equity Joint Venture Law (1979), as amended, and the Regulations for the Implementation of the Sino-foreign Equity Joint Venture Law (1983), as amended;

(ii)	The Sino-foreign Cooperative Enterprise Law (1988), as amended, and the Detailed Rules for the Implementation of the Sino-foreign Cooperative Enterprise Law (1995), as amended;

(iii)	The Foreign Investment Enterprise Law (1986), as amended, and the Regulations of Implementation of the Foreign Investment Enterprise Law (1990), as amended.

Under these regulations, FIEs in the PRC may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, foreign-invested enterprises in the PRC are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds unless such reserve funds have reached 50% of their respective registered capital. These reserves are not distributable as cash dividends. The board of directors of a FIE has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

Regulation of a Foreign Currency’s Conversion into RMB and Investment by FIEs

On August 29, 2008, the SAFE issued a Notice of the General Affairs Department of the State Administration of Foreign Exchange on the Relevant Operating Issues concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises or Notice 142, to further regulate the foreign exchange of FIEs. According to the Notice 142, FIEs shall obtain a verification report from a local accounting firm before converting its registered capital of foreign currency into Renminbi, and the converted Renminbi shall be used for the business within its permitted business scope. The Notice 142 explicitly prohibits FIEs from using RMB converted from foreign capital to make equity investments in the PRC, unless the domestic equity investment is within the approved business scope of the FIE and has been approved by SAFE in advance.

Regulation of Foreign Exchange in Certain Onshore and Offshore Transactions

In October 2005, the SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-raising and Return Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or SAFE Notice 75, which became effective as of November 1, 2005, and was further supplemented by two implementation notices issued by the SAFE on November 24, 2005 and May 29, 2007, respectively. SAFE Notice 75 states that PRC residents, whether natural or legal persons, must register with the relevant local SAFE branch prior to establishing or taking control of an offshore entity established for the purpose of overseas equity financing involving onshore assets or equity interests held by them. The term “PRC legal person residents” as used in SAFE Notice 75 refers to those entities with legal person status or other economic organizations established within the territory of the PRC. The term “PRC natural person residents” as used in SAFE Notice 75 includes all PRC citizens and all other natural persons, including foreigners, who habitually reside in the PRC for economic benefit. The SAFE implementation notice of November 24, 2005 further clarifies that the term “PRC natural person residents” as used under SAFE Notice 75 refers to those “PRC natural person residents” defined under the relevant PRC tax laws and those natural persons who hold any interests in domestic entities that are classified as “domestic-funding” interests.

PRC residents are required to complete amended registrations with the local SAFE branch upon: (i) injection of equity interests or assets of an onshore enterprise to the offshore entity, or (ii) subsequent overseas equity financing by such offshore entity. PRC residents are also required to complete amended registrations or filing with the local SAFE branch within 30 days of any material change in the shareholding or capital of the offshore entity, such as changes in share capital, share transfers and long-term equity or debt investments or, providing security, and these changes do not relate to return investment activities. PRC residents who have already organized or gained control of offshore entities that have made onshore investments in the PRC before SAFE Notice 75 was promulgated must register their shareholdings in the offshore entities with the local SAFE branch on or before March 31, 2006.

Under SAFE Notice 75, PRC residents are further required to repatriate into the PRC all of their dividends, profits or capital gains obtained from their shareholdings in the offshore entity within 180 days of their receipt of such dividends, profits or capital gains. The registration and filing procedures under SAFE Notice 75 are prerequisites for other approval and registration procedures necessary for capital inflow from the offshore entity, such as inbound investments or shareholders loans, or capital outflow to the offshore entity, such as the payment of profits or dividends, liquidating distributions, equity sale proceeds, or the return of funds upon a capital reduction.

Government Regulations Relating to Taxation

On March 16, 2007, the National People’s Congress or the NPC, approved and promulgated the PRC Enterprise Income Tax Law, which we refer to as the New EIT Law. The New EIT Law took effect on January 1, 2008. Under the New EIT Law, FIEs and domestic companies are subject to a uniform tax rate of 25%. The New EIT Law provides a five-year transition period starting from its effective date for those enterprises which were established before the promulgation date of the New EIT Law and which were entitled to a preferential lower tax rate under the then-effective tax laws or regulations.

On December 26, 2007, the State Council issued a Notice on Implementing Transitional Measures for Enterprise Income Tax, or the Notice, providing that the enterprises that have been approved to enjoy a low tax rate prior to the promulgation of the New EIT Law will be eligible for a five-year transition period since January 1, 2008, during which time the tax rate will be increased step by step to the 25% unified tax rate set out in the New EIT Law. From January 1, 2008, for the enterprises whose applicable tax rate was 15% before the promulgation of the New EIT Law , the tax rate will be increased to 18% for year 2008, 20% for year 2009, 22% for year 2010, 24% for year 2011, 25% for year 2012. For the enterprises whose applicable tax rate was 24%, the tax rate will be changed to 25% from January 1, 2008.

The New EIT Law provides that an income tax rate of 20% may be applicable to dividends payable to non-PRC investors that are “non-resident enterprises”. Non-resident enterprises refer to enterprises which do not have an establishment or place of business in the PRC, or which have such establishment or place of business in the PRC but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC. The income tax for non-resident enterprises shall be subject to withholding at the income source, with the payor acting as the obligatory withholder under the New EIT Law, and therefore such income taxes generally called withholding tax in practice. The State Council of the PRC has reduced the withholding tax rate from 20% to 10% through the Implementation Rules of the New EIT Law. It is currently unclear in what circumstances a source will be considered as located within the PRC. We are a U.S. holding company and substantially all of our income is derived from dividends we receive from our subsidiaries located in the PRC. Thus, if we are considered as a “non-resident enterprise” under the New EIT Law and the dividends paid to us by our subsidiary in the PRC are considered income sourced within the PRC, such dividends may be subject to a 10% withholding tax.

Such income tax may be exempted or reduced by the State Council of the PRC or pursuant to a tax treaty between the PRC and the jurisdictions in which our non-PRC shareholders reside. For example, the 10% withholding tax is reduced to 5% pursuant to the Double Tax Avoidance Agreement Between Hong Kong and Mainland China if the beneficial owner in Hong Kong owns more than 25% of the registered capital in a company in the PRC.

The new tax law provides only a framework of the enterprise tax provisions, leaving many details on the definitions of numerous terms as well as the interpretation and specific applications of various provisions unclear and unspecified. Any increase in the combined company’s tax rate in the future could have a material adverse effect on its financial conditions and results of operations.

In addition, according to the circular entitled Scope of Preliminary Processing of Agricultural Products Entitled to Preferential Enterprise Income Tax Policies (Trial Implementation) published by Ministry of Finance (“MOF”) and State Administrative of Taxation (“SAT”), our PRC subsidiaries are entitled to full exemption from the PRC corporate income tax beginning January 1, 2008.  The exemption currently is not subject to any limitations.

Regulations of Overseas Investments and Listings

On August 8, 2006, six PRC regulatory agencies, including the MOFCOM, the China Securities Regulatory Commission or the CSRC, the State Asset Supervision and Administration Commission or the SASAC, the State Administration of Taxation, or the SAT, the State Administration for Industry and Commerce or the SAIC and SAFE, amended and released the New M&A Rule, which took effect as of September 8, 2006. This regulation, among other things, includes provisions that purport to require that an offshore special purpose vehicle (SPV) formed for purposes of overseas listing of equity interest in PRC companies and controlled directly or indirectly by PRC companies or individuals obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange.

On September 21, 2006, the CSRC published on its official website procedures regarding its approval of overseas listings by SPVs. The CSRC approval procedures require the filing of a number of documents with the CSRC. The application of the New M&A Rule with respect to overseas listings of SPVs remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope of the applicability of the CSRC approval requirement.

Environmental Protection

Our manufacturing operations are subject to PRC environmental laws and regulations on air emission, solid waste emission, sewage and waste water, discharge of waste and pollutants, and noise pollution. These laws and regulations include Law of the PRC on Environmental Protection, Law of the PRC on the Prevention and Control of Water Pollution, Law of the PRC on the Prevention and Control of Atmospheric Pollution, Law of the PRC on the Prevention and Control of Pollution from Environmental Noise and Law of the PRC on the Prevention and Control of Environmental Pollution of Solid Waste. We are also subject to periodic monitoring by relevant local government environmental protection authorities.

According to these environmental laws and regulations, all business operations that may cause environmental pollution and other public hazards are required to incorporate environmental protection measures into their operations and establish a reliable system for environmental protection. Such a system must adopt effective measures to prevent and control pollution levels and harm caused to the environment in the form of waste gas, waste water and solid waste, dust, malodorous gas, radioactive substance, noise, vibration and electromagnetic radiation generated in the course of production, construction or other activities. Companies in the PRC are also required to carry out an environment impact assessment before commencing construction of production facilities and the installation of pollution treatment facilities that meet the relevant environmental standards and treat pollutants before discharge. We carried out the required environment impact assessment before commencing construction of our production facilities and have obtained all the required permits and environmental approvals for our production facilities.

The main environmental impact from our operations is the generation of wastewater and noise pollution from the operation of production machinery. In order to comply with the relevant environmental protection laws and regulations, we have implemented an environmental protection system to ensure the emissions from production operations meet the pollution indicators. In addition, our production plant is located in an open area, away from residential areas and equipped with an appropriate convection and ventilation system. In order to reduce the impact on the environment, we have enhanced the convection and ventilation system at our production facilities to improve air quality and adopted various measures to prevent and minimize the noise pollution from our production operations.

Health and Safety Matters

The PRC Production Safety Law (the “Production Safety Law”) requires that we maintain safe working conditions under the Production Safety Law and other relevant laws, administrative regulations, national standards and industrial standards. We are required to offer education and training programs to our employees regarding production safety. The design, manufacture, installation, use and maintenance of our safety equipment are required to conform to applicable national and industrial standards. In addition, we are required to provide employees with safety and protective equipment that meet national and industrial standards and to supervise and educate them to wear or use such equipment according to the prescribed rules.

We consider the safety of our employees to be a priority. We have implemented internal health and safety policies in the work place, available through our handbook on production safety and security procedures, which incorporate safety laws and regulations in the PRC. We have implemented safety guidelines on production procedures for the safe operation of production equipment and machinery during each stage of the production process. We require our employees to attend occupational safety education training courses on our safety policies and procedures to enhance their awareness of safety issues. We provide and require our employees to wear suitable protective devices to ensure their safety. We also provide employees with free annual medical check-ups.

As required under the Regulation of Insurance for Labor Injury, Provisional Insurance Measures for Maternity of Employees, Interim Regulation on the Collection and Payment of Social Insurance Premiums and Interim Provisions on Registration of Social Insurance, we provide our employees in the PRC with welfare schemes covering pension insurance, unemployment insurance, maternity insurance, injury insurance and medical insurance.

We believe that we were in compliance with all applicable labor and safety laws and regulations in all-material respects, and implemented internal safety guidelines and operating procedures.

We believe that we are in compliance with the new PRC Labor Contract Law, which came into effect on January 1, 2008, in all respects, and do not believe this new law will have any impact on our business and operations. Since the commencement of our business, none of our employees has been involved in any major accident in the course of their employment and we have never been subject to disciplinary actions with respect to the labor protection issues.

Food Safety Regulations and Production Permit

Under previous legal regime, food producers and food processing companies are required to obtain both the food hygiene permit and food production permit for their operations.  The New Food Safety Law (“Food Safety Law”) issued by the Standing Committee of the National Peoples’ Congress (“NPC”) on February 28, 2009 repealed the Food Hygiene Law (issued by the Standing Committee of NPC in 1995) and as a result the producers engaged in the production or processing of food-related products are only required to obtain the production permits issued by the local office of the PRC General Administration of Quality Supervision, Inspection and Quarantine for their operations.

The PRC General Administration of Quality Supervision, Inspection and Quarantine issued the Measures for Quality Supervision and Administration of the Food Production and Processing Enterprises (the “Measures”). According to the Measures, China establishes Food Safety and Market Entry System. Any food processing enterprises shall guarantee food safety and maintain requisite manufacturing conditions. Industrial Product Manufacture Licensing Certificate shall be obtained prior to the production of food and its entering into the market. The PRC General Administration of Quality Supervision, Inspection and Quarantine is responsible for issuance of examination rules for the Product Manufacture Licensing Certificate for different kinds of food as well as the issuance of Food Product Manufacture Licensing Certificate.

The Examination Rules for Product Manufacture Licensing Certificate of Starch and Starch-Based Products issued by the PRC General Administration of Quality Supervision, Inspection and Quarantine further specified that the Product Manufacture Licensing Certificate is required for the production of starch and starch-based products.

Corporate Information

Our principal executive offices are located at Rm. 2102 F & G, Nan Fung Centre, 264-298 Castle Peak Rd., Tsuen Wan, N.T., Hong Kong , Tel: (852) 2412-2208, Fax: (852) 2490 7876.

Item 1A.	Risk Factors.

In addition to the other information in this Form 10-K, readers should carefully consider the following important factors. These factors, among others, in some cases have affected, and in the future could affect, our financial condition and results of operations and could cause our future results to differ materially from those expressed or implied in any forward-looking statements that appear in this on Form 10-K or that we have made or will make elsewhere.

Risks Relating to Our Business

Our plans to build new production facilities may be delayed which would affect our business and financial performance.

Our plans to build new production facilities in the near future could be delayed hurting our financial performance. We may not be able to raise enough money in our financing to execute our expansion plans, resulting in a delay in building new production facilities.  In addition, market volatility could limit our working capital, delaying us from building new production facilities.  These delays could have a significant effect on our financial performance.

Fluctuations in supply and commodity prices of potatoes may affect our earnings.

Currently, all our raw materials are procured in China. Profitability in the potato starch industry is materially affected by the need to maintain a sufficient supply of potatoes at stable prices from farmers. These commodity prices are determined by supply and demand. While the potato starch industry has historically not been subject to wide fluctuations and cycles, we cannot eliminate the risk of increased operating costs from potato price increases, and it is very difficult to predict when and if price spiral cycles will occur.

Various factors can affect the supply of potatoes. In particular, climate patterns and soil conditions, the level of supply inventories and demand, and the agricultural policies of the Chinese government affect the supply of potatoes. Deteriorations in any of the above factors could result in increases in the price of potatoes which would affect our profitability if we are unable to pass such increases onto our customers.

Natural disasters and outbreaks of disease affecting potato cultivation may occur, which can significantly restrict our ability to conduct our operations.

Events beyond our control, such as the occurrence of droughts, floods, earthquakes or other natural disasters could result in a material potato shortage and may have an adverse effect on our business and results of operations.  Similarly, an outbreak of disease may result in government restrictions on the sale of potatoes and therefore potato starch. This may result in the cancellation of orders by our customers and create adverse publicity that may have a material adverse effect on our business, reputation and prospects.

Our failure to compete with other potato starch companies, especially companies with greater resources, may adversely affect our business, financial condition and results of operations.

The Chinese potato starch industry is highly competitive. In general, competitive factors in the industry include price, product quality, brand identification, breadth of product line and customer service. Our success depends in part on our ability to manage costs and be efficient in the highly competitive potato starch industry. Some of our competitors have greater financial and marketing resources. As a result, we may not be able to successfully increase our market penetration or our overall share in the potato starch market.

Increased competition may result in price reductions, increased sales incentive offerings, lower gross margins, sales expenses, marketing programs and expenditures to expand channels to market. Our competitors may offer products with better market acceptance, better price or better quality. Our business may be adversely affected if we are unable to maintain current product cost reductions, or achieve future product cost reductions. If we fail to address these competitive challenges, there may be a material adverse effect upon our business, consolidated results of operations and financial condition.

Our sales revenue may be adversely affected by various factors, including demand for our products, sales price and general market conditions.

Demand for our products is highly affected by a number of factors, including the general demand for the products in the end markets that we serve and the sales prices of our products. A vast majority of our sales is derived directly or indirectly from customers who are manufacturers of processed food. Any significant decrease in the demand for processed food may result in a decrease in our revenues and earnings. A variety of factors, including urbanization, consumer spending power and taste preferences may contribute to a slowdown in the demand for processed food.

Our potato supply is subject to various risks from the farmers who supply the potatoes.

We have steady relations with local farmers to ensure a constant supply of potatoes at our required quality standards. There is no assurance that we will be able to continue to renew such agreements with the farmers who may determine to use the land for other cash crops or to sell their potatoes to other parties who can offer a higher price. In such event, our business and results of operations will be adversely affected.

Failure to retain the services of key personnel or to hire and retain suitably experienced executives will affect our business and financial performance.

Our success to date is largely attributable to the contribution and experience of our key management personnel who are familiar with our business and understand our customers’ needs and requirements. In particular, our Chairman, Joanny Kwok having 7 years of experience in the potato starch industry. Chairman Kwok is responsible for formulating and implementing our overall business strategy and corporate development and, together with our management team, has steered our growth and expansion. Our continued success is therefore dependent, to a large extent, on our ability to retain and motivate the services of our key management and operational personnel. The loss of the services of certain of our key management personnel, who may be affected by health or other reasons, without suitable and timely replacement will affect our business and results of operations.

We currently have no employment agreement with Ms. Kwok and Ms. Kwok is not obligated to devote any specified number of hours to working for us.  There can be no assurance that we will be able to reach an agreement with either Ms. Kwok on terms favorable to us, if at all.  If she ceases to be employed by us, we may have difficulty finding a suitable replacement with equal leadership and industry experience, and our business would suffer because we will not have the leadership needed to capitalize on market opportunities and to direct our growth, leading to a possible decrease in revenues and inappropriate capital investments in projects that may not benefit our long-term growth.   We do not maintain key-person insurance on any of our executive officers.

We may need additional capital and we may not be able to obtain it on acceptable terms, or at all, which may be dilutive to our stockholders and could adversely affect our liquidity and financial position.

We may need additional cash resources due to changed business conditions or other future developments. If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities, which may be dilutive to our current and future stockholders, or obtain a credit facility.  The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including, but not limited to:

•	investors’ perception of, and demand for, securities of similar potato starch companies in the PRC;
•	conditions of the U.S. and other capital markets in which we may seek to raise funds;
•	our future results of operations, financial condition and cash flow;
•	PRC governmental regulation of foreign investment in potato starch and similar companies in the PRC;
•	economic, political and other conditions in the PRC; and
•	PRC governmental policies relating to foreign currency borrowings.

We may seek to raise additional capital through public or private equity offerings or debt financings. To the extent we raise additional capital by issuing equity securities, our stockholders may experience dilution. To the extent that we raise additional capital by issuing debt securities, we may incur substantial interest obligations, may be required to pledge assets as security for the debt and may be constrained by restrictive financial and/or operational covenants. Debt financing would also be superior to our stockholders’ interest in bankruptcy or liquidation.

We may face difficulties in protecting our intellectual property.

We have two trademarks and one design patent registered in the PRC (Please refer to the section entitled “Intellectual Property Rights” of this Current Report). Although these intellectual properties are protected through registration, enforcement of measures for the protection of intellectual property rights in the PRC is currently not as certain or effective as compared to some developed countries. We believe our trademarks are critical to our success and that the success of our business depends in part upon our continued ability to use or to further develop and increase brand awareness. The infringement of our trademarks would diminish the value of our brand and its market acceptance, as well as our competitive advantages.

Monitoring and preventing the unauthorized use of our intellectual property is difficult. The measures we take to protect our brand, trade names, copyrights and other intellectual property rights may not be adequate to prevent their unauthorized use by third parties. Furthermore, application of laws governing intellectual property rights in China and abroad is uncertain and evolving, and could involve substantial risks to us. If we are unable to adequately protect our brand, trademarks and other intellectual property rights, we may lose these rights and our business, results of operations, financial condition and prospects could be materially and adversely affected.

We may be adversely affected by any failure to maintain our existing or obtain future licenses, permits or approvals.

On July 18, 2003, the PRC General Administration of Quality Supervision, Inspection and Quarantine issued the Measure for Quality Supervision and Administration of the Food Production and Processing Enterprises (the “Measure”). The Measure established the rules on the market access of the food industry. According to the Measure, food production enterprises shall pass the examination before mass production, and all finished product shall pass the requisite inspection before entering into the market. All finished products, which have passed the inspection, shall be attached with a “Quality Safety Label” (QS Label). On December 23, 2004, the General Administration of Quality Supervision, Inspection and Quarantine issued a notice which required 13 more categories of food including starch and starch related products to obtain the Food Production Certificate (the “Certificate”) before it may enter the market. Accordingly, our products, namely our potato starch and potato starch-based products are required to comply with the notice and obtain the Certificate. However, the deadline for the application for the Certificate has not been determined by the authorities. We have made an application for the Certificate and approval from the local government is currently pending. When and if a deadline is imposed and if we fail to obtain the Certificate before such deadline, the Administration of Quality Supervision, Inspection and Quarantine may require us to cease our production and sales. In addition, we will be fined between 100% to 300% of the value of all the products we have produced after the deadline (including all sold and unsold products). All revenue earned from the sale of such products will also be confiscated. Any failure to maintain our existing or obtain future licenses, permits or approvals may have a material adverse effect on our operations.

Disruptions to our production facilities will affect our financial conditions and results of operations.

Our business will be affected by disruptions to our production facilities, such as water supply, fire, machine down time or the occurrence of power failure or power surge, which would result in damage to our production equipment and facilities, or result in suspension of production or delay in our production process. In addition, our business may be interrupted or otherwise affected by natural disasters, such as floods, droughts and earthquakes, which could cause damage to our production facilities. In August 2010, a serious mud-rock flow broke out at Gongshan and Zhouqu in Yunnan and Gansu Provinces respectively, near where our production facilities are located. We were not affected by the mud-rock flow in Yunnan and Gansu, but we cannot assure you that we would not be adversely affected by a similar natural disaster in the future. Any major disruption to our production facilities such as the foregoing could have a material adverse effect on our financial condition and results of operations.

Our industry may be affected by the introduction of a potato-starch substitute product with similar or superior functionality at an attractive price point.

The main raw material for the production of our potato starch is potatoes, and potatoes are not the only source of starch. Other alternative sources of starch include corn and tapioca. If new technologies are developed, which can significantly increase starch output of alternative sources, or if the quality of alternative sources of starch allows for a higher rate of production than that of starch and starch-based products which compete with our products, or if new production technologies are developed which render our production facilities obsolete, our business operations, profitability and prospects may be adversely affected. Similarly, alternative products may be developed which may render our products uncompetitive. The production of such alternative products will adversely affect our business operations, financial performance and prospects.

Our business is subject to environmental protection laws and regulations.

We are required to comply with the environmental protection laws and regulations promulgated by the state and local governments of the PRC and the prescribed standards relating to the discharge of waste water, solid wastes, effluent and gases. These regulations empower local governments to impose penalties on those companies, which do not comply with these laws and regulations. The nature of our business is such that waste water and materials are regularly discharged from our production processes, including protein, sugars and minerals from potatoes, which we produce during the normal course of manufacturing our potato starch.

We have installed waste treatment facilities on certain of our production facilities to treat such discharges. However, there can be no assurance that we will at all times be in full compliance with the laws and regulations promulgated by the state and local governments of the PRC. Any failure by us to discharge the waste generated from our production processes in accordance with the relevant laws and regulations could subject us to warnings, fines or other penalties imposed by the environmental protection administration or the relevant government department with power to conduct environmental supervision and management in the PRC. The amount of such fines to be imposed is at the discretion of the environmental protection administration or the relevant government department with power to conduct environmental supervision and management in the PRC, who will determine such amount by taking into account factors such as the extent and seriousness of the pollution. Should the environmental protection administration or the relevant government department with power to conduct environmental supervision and management in the PRC determine that the pollution caused is very severe, criminal penalties, such as a jail term, may also be imposed.

If our business operations result in environmental pollution, we will also be obliged to rectify the harm caused to the environment and pay compensation to the entity or individual that suffered direct losses as a result of the pollution. Further, should our production facilities fail to meet other applicable environmental protection requirements from time to time, we may be subject to fines and be required to take remedial measures. This may have a negative effect on our business.

In addition to the above, the promulgation of any new environmental laws or regulations, which require us to acquire equipment or incur additional capital expenditures would inevitably increase our costs and affect the profitability and prospects of our business.

Lack of experience as officers of publicly-traded companies of our management team may hinder our ability to comply with the Sarbanes-Oxley Act.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal control and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the Sarbanes-Oxley Act’s internal control requirements, we may not be able to obtain the report on internal control over financial reporting from our independent registered public accounting firm that the Sarbanes-Oxley Act requires publicly-traded companies to obtain.

We have incurred and will continue to incur increased costs as a result of being a public company.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, have required changes in corporate governance practices of public companies. These new rules and regulations have increased our legal, accounting and financial compliance costs and have made and will make certain corporate activities more time-consuming and costly. In addition, we have incurred and will continue to incur additional costs associated with our public company reporting requirements. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs will continue to incur or the timing of such costs.

Risks Associated with Doing Business in the PRC

Changes in political, economic and legal developments in the PRC may adversely affect our business.

As we derive substantially all of our revenues in the PRC and substantially all of our assets and operations are in China, our continued growth would depend heavily on the PRC’s general economic condition. The PRC economy has grown significantly in recent years, especially after the PRC’s accession to the World Trade Organization in 2001. We, however, cannot assure you that the PRC economy will continue to grow, or that such growth will be steady or in geographic regions or economic sectors that will benefit us. A downturn in the PRC’s economic growth or a decline in economic condition may have material adverse effects on our results of operations.

Further, we will continue to be affected by the political, social and legal developments of the PRC. Since the late 1970s, the PRC government has introduced a series of economic and political reforms, including measures designed to effectuate the country’s transitioning from a planned economy to a more market-oriented economy. During such economic and political reforms, a comprehensive system of laws were promulgated, including many new laws and regulations seeking to provide general guidance on economic and business practices in the PRC and to regulate foreign investment. Although the PRC economy has been transitioning from a planned economy to a more market-oriented economy, a substantial portion of the productive assets in the PRC are still owned by the PRC government. The continued control of these assets and other aspects of the national economy by the Chinese government could materially and adversely affect our business.

In the past twenty years, the growth of the PRC economy has been uneven across different geographic regions and different economic sectors. In order to stabilize national economic growth, the PRC government adopted a series of macroeconomic policies. These policies include measures that restricted excessive growth and investment in specific sectors of the economy. More recently, on the other hand, the PRC government has implemented stimulus responses to the global financial crisis. We cannot predict the future direction of economic reforms or the effects that any such measures may have on our business, financial condition or results of operations.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC only recently has permitted provincial and local economic autonomy and private economic activities. The PRC government has exercised and continues to exercise substantial control over virtually every sector of the PRC economy through regulation and state ownership. Our ability to operate in the PRC may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in the PRC are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions thereof, and could require us to divest ourselves of any interest we then hold in PRC properties or joint ventures.

Most of our revenues are denominated in Renminbi, which is not freely convertible for capital account transactions and may be subject to exchange rate volatility.

We are exposed to the risks associated with foreign exchange controls and restrictions in the PRC, as our revenues are primarily denominated in Renminbi, which is currently not freely exchangeable. The PRC government imposes control over the convertibility between Renminbi and foreign currencies. Under the PRC foreign exchange regulations, payments for “current account” transactions, including remittance of foreign currencies for payment of dividends, profit distributions, interest and operation-related expenditures, may be made without prior approval but are subject to procedural requirements. Strict foreign exchange control continues to apply to “capital account” transactions, such as direct foreign investment and foreign currency loans. These capital account transactions must be approved by or registered with the PRC State Administration of Foreign Exchange, or “SAFE.” Further, any capital contribution by an offshore shareholder to its PRC subsidiaries should be approved by the Ministry of Commerce, “MOFCOM,” in the PRC or its local counterparts. We cannot assure you that we are able to meet all of our foreign currency obligations to remit profits out of the PRC or to fund operations in the PRC.

On August 29, 2008, SAFE promulgated the Circular on the Relevant Operating Issues concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-invested Enterprises, or “Circular 142”, to regulate the conversion by foreign invested enterprises, or FIEs, of foreign currency into Renminbi by restricting how the converted Renminbi may be used. Circular 142 requires that Renminbi converted from the foreign currency-dominated capital of a FIE may only be used for purposes within the business scope approved by the applicable government authority and may not be used for equity investments within the PRC unless specifically provided for otherwise. In addition, SAFE strengthened its oversight over the flow and use of Renminbi funds converted from the foreign currency-dominated capital of a FIE. The use of such Renminbi may not be changed without approval from SAFE, and may not be used to repay Renminbi loans if the proceeds of such loans have not yet been used.

We rely principally on dividends and other distributions on equity paid by our PRC subsidiaries, and limitations on its ability to pay dividends to us could have a material adverse effect on our business and results of operations.

We are a holding company and we rely principally on dividends and other distributions on equity paid by our PRC subsidiaries, for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, service any debt we may incur and pay our operating expenses. If our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us.

Our PRC subsidiaries are subject to certain limitations with respect to dividend payments. PRC regulations currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in the PRC. Our PRC subsidiaries, as wholly foreign owned enterprises, may not distribute their after-tax profits to us if they have not already made contributions to their reserve fund, enterprise development fund and employee bonus and welfare fund at percentages that are decided by its board of directors. We had no restricted net assets as of December 31, 2010.  In addition, if any of our PRC subsidiaries incurs any debt on its own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Limitations on the ability of our PRC subsidiaries to pay dividends to us could adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends, or otherwise fund and conduct our business. Accordingly, if for any of the above or other reasons, we do not receive dividends from our PRC subsidiaries, our liquidity, financial condition and ability to make dividend distributions to our shareholders will be materially and adversely affected.

Fluctuation in the value of the Renminbi and of the U.S. dollar may have a material adverse effect on investments in our common stock.

Any significant revaluation of the Renminbi may have a material adverse effect on the U.S. dollar equivalent amount of our revenues and financial condition as well as on the value of, and any dividends payable on, our common stock in foreign currency terms. For instance, a decrease in the value of Renminbi against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results, the value of your investment in our common stock and the dividends we may pay in the future, if any, all of which may have a material adverse effect on the prices of our common stock. As of December 31, 2010, we had cash denominated in U.S. dollars of approximately $1,500,000. Any further appreciation of Renminbi against U.S. dollars may result in significant exchange losses.

Prior to 1994, Renminbi experienced a significant net devaluation against most major currencies, and there was significant volatility in the exchange rate during certain periods. Upon the execution of the unitary managed floating rate system in 1994, the Renminbi was devalued by 50% against the U.S. dollar. Since 1994, the Renminbi to U.S. dollar exchange rate has largely stabilized. On July 21, 2005, the People’s Bank of China announced that the exchange rate of U.S. dollar to Renminbi would be adjusted from $1 to RMB8.27 to $1 to RMB8.11, and it ceased to peg the Renminbi to the U.S. dollar. Instead, the Renminbi would be pegged to a basket of currencies, whose components would be adjusted based on changes in market supply and demand under a set of systematic principles. On September 23, 2005, the PRC government widened the daily trading band for Renminbi against non-U.S. dollar currencies from 1.5% to 3.0% to improve the flexibility of the new foreign exchange system. Since the adoption of these measures, the value of Renminbi against the U.S. dollar has fluctuated on a daily basis within narrow ranges, but overall has further strengthened against the U.S. dollar. There remains significant international pressure on the PRC government to further liberalize its currency policy, which could result in a further and more significant appreciation in the value of the Renminbi against the U.S. dollar. The Renminbi may be revalued further against the U.S. dollar or other currencies, or may be permitted to enter into a full or limited free float, which may result in an appreciation or depreciation in the value of the Renminbi against the U.S. dollar or other currencies.

Adverse changes in PRC economic and political policies could have a material adverse effect on the overall economic growth of China and that could increase inflation, which may reduce the demand for our products and materially and adversely affect our business.

Our PRC subsidiaries are based in China. As such, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many aspects, including:

•	the level of government involvement;
•	the level of development;
•	the growth rate;
•	the level and control of capital investment; and
•	the control of foreign exchange.

While the Chinese economy has grown significantly in the past two decades, the growth has been uneven geographically, among various sectors of the economy and during different periods. We cannot assure you that the Chinese economy will continue to grow or to do so at the pace that has prevailed in recent years, or that if there is growth, such growth will be steady and uniform. In addition, if there is a slowdown, such slowdown could have a negative effect on our business. For example, the Chinese economy experienced high inflation in the second half of 2007 and the first half of 2008. China’s consumer price index increased by 7.0% during the nine months ended September 30, 2008 as compared to the same period in 2007. To combat inflation and prevent the economy from overheating, the PRC government adopted a number of tightening macroeconomic measures and monetary policies. Due in part to the impact of the global crisis in financial services and credit markets and other factors, the growth rate of China’s gross domestic product as measured against the same period of the previous year decreased to 7.1% in the first half of 2009, down from 10.4% in the first half of 2008. Beginning in September 2008, among other measures, the PRC government began to loosen macroeconomic measures and monetary policies, including reducing interest rates and decreasing the statutory reserve rates for banks. In addition, in November 2008 the PRC government announced an economic stimulus package in the amount of $586 billion. It is uncertain whether the various macroeconomic measures, monetary policies and economic stimulus packages adopted by the PRC government will be effective in restoring or sustaining the fast growth rate of the Chinese economy. In addition, such measures, even if they benefit the overall Chinese economy in the long term, may have a negative effect on us. For example, our financial condition and results of operations may be materially and adversely affected by government control over capital investments.

China’s legal system is different from those in most other countries.

China is a civil law jurisdiction. Under the civil law system, prior court decisions may be cited as persuasive authority but do not have binding precedential effect. Although progress has been made in the promulgation of laws and regulations dealing with economic matters, such as corporate organization and governance, foreign investment, commerce, taxation and trade, China’s legal system remains less developed than the legal systems in many other countries. Furthermore, because many laws, regulations and legal requirements have been recently adopted, their interpretation and enforcement by the courts and administrative agencies may involve uncertainties. Sometimes, different government departments may have different interpretations. Licenses and permits issued or granted by one government authority may be revoked by a higher government authority at a later time. Government authorities may decline to take action against unlicensed operators, which may work to the disadvantage of licensed operators, including us. The PRC legal system is based in part on government policies and internal rules (some of which may not be published on a timely manner or at all) that may have a retroactive effect. We may even not be aware of our violation of these policies and rules until sometime after the violation. Changes in China’s legal and regulatory framework, the promulgation of new laws and possible conflicts between national and provincial regulations could adversely affect our financial condition and results of operations. In addition, any litigation in China may result in substantial costs and diversion of resources and management attention.

Because our funds are held in banks in the PRC that do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit. A significant portion of our assets are in the form of cash deposited with banks in the PRC, and in the event of a bank failure, we may not have access to our funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

PRC regulations relating to the establishment of offshore companies by PRC residents may subject our PRC resident shareholders to personal liability and limit our ability to inject capital into the PRC subsidiaries, limiting our PRC subsidiaries ability to distribute profits to us or otherwise adversely affect us.

SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-raising and Reverse Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or “Notice 75,” on October 21, 2005, which became effective as of November 1, 2005 and the operating procedures in May 2007, collectively the SAFE Rules. According to the SAFE Rules, prior registration with the local SAFE branch is required for PRC residents to establish or to control an offshore company for the purposes of financing that offshore company with assets or equity interests in an onshore enterprise located in the PRC. An amendment to registration or filing with the local SAFE branch by such PRC resident is also required for the injection of equity interests or assets of an onshore enterprise in the offshore company or overseas funds raised by such offshore company, or any other material change involving a change in the capital of the offshore company. Moreover, the SAFE Rules have retroactive effect. As a result, PRC residents who had established or acquired control of offshore companies that had made onshore investments in the PRC before promulgation of the SAFE Rules were required to complete the relevant registration procedures with the local SAFE branch by March 31, 2006. The SAFE rules define “PRC residents” to include both legal persons and natural persons who either hold legal PRC identification documents, or who habitually reside in the PRC due to economic interests or needs. If any PRC resident fails to file its SAFE registration for an existing offshore enterprise, any dividends remitted by the onshore enterprise to its overseas parent after October 21, 2005 will be considered to be an evasion of foreign exchange purchase rules, and the payment of the dividend will be illegal. As a result, both the onshore enterprise and its actual controlling persons can be fined. In addition, failure to comply with the registration procedures may result in restrictions on the relevant onshore enterprise, including prohibitions on the payment of dividends and other distributions to its offshore parent or affiliate and capital inflow from the offshore enterprise. The PRC resident shareholders of the offshore enterprise may also be subject to penalties under PRC foreign exchange administration regulations.

Our shareholders of record are all non-PRC citizens; however, it is not clear whether any of our shareholders of record will be defined as a PRC resident under the Circular 75 and hence be required to complete the individual SAFE registration.  To date, we have not received any communications from, or had contact with, the PRC government with respect to SAFE Rules. However, we cannot provide any assurance that whether any of the beneficial owners of our shares will be required by SAFE in the future to complete the SAFE registration and, if we are so requested, whether all of our shareholders of record and such beneficial owners will comply with the request to make or obtain any applicable registrations or comply with other requirements required by SAFE Rules. The failure or inability of our PRC resident shareholders or beneficial owners to make any required registrations or comply with other requirements may subject such shareholders or beneficial owners to fines and legal sanctions and may also limit our ability to contribute additional capital into or provide loans to our PRC subsidiaries, limit the ability of our PRC subsidiaries to pay dividends or otherwise distribute profits to us, or otherwise adversely affect us.

In January 2007, SAFE promulgated the Detailed Rules for the Implementation of the Measures for the Administration of Individual Foreign Exchange, and the Operating Rules on the Foreign Exchange Administration of the Evolvement of Domestic Individuals in the Employee Stock Ownership Plans and Share Option Schemes of Overseas Listed Companies, or “Circular 78.” Under Circular 78, where PRC domestic individuals are involved in the employee stock ownership plans or share option schemes of overseas listed companies, such plans or schemes must be submitted to competent foreign exchange administration authorities for approval, and the PRC employees shall entrust its agent or the affiliates or branches of the overseas listed company to apply to competent authorities for purchasing certain amount of foreign exchange at certain times each year, in order to purchase the stock or exercise its option right under the employee stock ownership plans or the share option schemes within the amounts approved by the authorities. In addition, the PRC employees involved must declare the progress of such plans or schemes to the administration authorities periodically. All the proceeds obtained by such employees from the overseas listed company through the employee stock ownership plans or the share option schemes, or from sale of the shares of such overseas listed company, after deducting relevant fees and costs incurred overseas, shall be remitted to the domestic account of the employees in full amount. As of the date of this Annual Report, no employee share option has been granted and is outstanding under the current share option scheme. All the options for the shares of our Company to be granted to and all the stock ownership plans to be made for our PRC employees in the future, including exercise of the option rights and performance of such plans, would be subject to Circular 78 since we become an overseas listed company. If we or our PRC employees fail to comply with the provisions of Circular 78, we and/or our PRC employees may be subject to fines and legal sanctions imposed by the SAFE or other PRC government authorities. If our PRC employees fail to obtain the approval from or make relevant registrations with SAFE or its local branches, it will prevent us from conducting the share option schemes or the stock ownership plans for our PRC employees. In addition, it may impose cost on us for obtaining the approval from SAFE or its local branches in connection with the foreign exchange registration.

In addition, the PRC employees involved in the Incentive Plan must be subject to approval by the competent foreign exchange administration authorities and make the registrations as required under Circular 78. We cannot assure you that the administration authorities would approve the Incentive Plan, or permit such PRC employees to go through the registration procedures. If this occurs, the management, operations and financial conditions of the listed company may be adversely affected.

We may have limited legal recourse under PRC laws if disputes arise under our contracts with third parties.

The Chinese government has enacted laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, precedent and experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our new business ventures are unsuccessful, or other adverse circumstances arise from these transactions, we face the risk that the parties to these ventures may seek ways to terminate the transactions, or, may hinder or prevent us from accessing important information regarding the financial and business operations of these acquired companies. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under PRC law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

We must comply with the Foreign Corrupt Practices Act while many of our competitors do not.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

We may not continue to receive the preferential tax treatment we currently enjoy under PRC law, and dividends paid to us from our operations in China may become subject to income tax under PRC law.

The rate of income tax on companies in China may vary depending on the availability of preferential tax treatment or subsidies based on their industry or location.  Based on the circular entitled Scope of Preliminary Processing of Agricultural Products Entitled to Preferential Enterprise Income Tax Policies (Trial Implementation) published by Ministry of Finance (“MOF”) and State Administrative of Taxation (“SAT”), our PRC subsidiaries are entitled to full exemption from the PRC corporate income tax beginning January 1, 2008.  The exemption currently is not subject to any limitations. We do not know how long this preferential tax treatment will continue or if any new law may change the preferential treatment granted to us. Any loss or substantial reduction of the tax benefits enjoyed by us would reduce our net profit.

Under the EIT Law, we and/or our HK holding company may be classified as a “resident enterprise” of the PRC. Such classification could result in PRC tax consequences to us and our non-PRC shareholders and/or HK holding company.

Under the Enterprise Income Tax Law of the PRC (“EIT Law”), which became effective on January 1, 2008, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes, although the dividends paid to one resident enterprise from another may qualify as “tax-exempt income.” The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. The EIT Law and its implementing rules are relatively new and ambiguous in terms of some definitions, requirements and detailed procedures, and currently no official interpretation or application of this new “resident enterprise” classification is available; therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

If a HK holding company were treated as a PRC “non-resident enterprise” under the EIT Law, then dividends that HK holding company receives from any of our PRC subsidiaries (assuming such dividends were considered sourced within the PRC) (i) may be subject to a 5% PRC withholding tax, provided that HK holding company owns more than 25% of the registered capital of such PRC subsidiary continuously within 12 months immediately prior to obtaining such dividend from such PRC subsidiary, and the Arrangement between the Mainland of China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with Respect to Taxes on Income, or the “PRC-Hong Kong Tax Treaty,” were otherwise applicable, or (ii) if such treaty does not apply (i.e., because the PRC tax authorities may deem HK holding company to be a conduit not entitled to treaty benefits), may be subject to a 10% PRC withholding tax. Similarly, if US holding company were treated as a “non-resident enterprise” under the EIT Law and HK holding company were treated as a “resident enterprise” under the EIT Law, then dividends US holding company receives from HK holding company (assuming such dividends were considered sourced within the PRC) may be subject to a 10% PRC withholding tax.

If a US holding company is determined to be a “resident enterprise” under the EIT Law, this could result in a situation in which a 10% PRC tax is imposed on dividends Kaibo Foods Company Limited pays to its enterprise, but not individual, investors that are not tax residents of the PRC, or “non-resident investors” and gains derived by them from transferring US holding company’s shares or warrants, if such income is considered PRC-sourced income by the relevant PRC tax authorities. In such event, US holding company may be required to withhold a 10% PRC tax on any dividends paid to its non-resident investors. US holding company’s non-resident investors also may be responsible for paying PRC tax at a rate of 10% on any gain derived by such investors from the sale or transfer of its shares or warrants in certain circumstances.

In January 2009, the State Administration of Taxation promulgated the Provisional Measures for the Administration of Withholding of Enterprise Income Tax for Non-resident Enterprises (“Measures”). Entities which have the direct obligation to make the following types of payments to a non-resident enterprise will be the relevant tax withholders for such a non-resident enterprise: income from equity investment (including dividends and other return on investment), interest, rent, royalties, and income from assignment of property as well as other income subject to enterprise income taxes received by non-resident enterprises in the PRC. Further, the Measures provide that in the case of an equity transfer between two non-resident enterprises outside of the PRC, the non-resident enterprise which receives the equity transfer payment shall file a tax declaration with the PRC tax authority located at the place of the PRC company whose equity has been transferred, and the PRC company whose equity has been transferred shall assist the tax authorities to collect taxes from the relevant non-resident enterprise. However, it is unclear whether the Measures cover equity transfers of a non-resident enterprise, which is a direct, or an indirect shareholder of a PRC company. Given these Measures, there is a possibility that we may have an obligation to withhold income tax in respect of the dividends paid to non-resident enterprise investors.

Changes in PRC government policy on foreign investment in China may adversely affect our business and results of operations.

Our PRC subsidiary is a foreign invested enterprise. As we conduct a significant portion of our businesses through a foreign investment enterprise in the PRC, we are subject to restrictions on foreign investment policies imposed by the PRC law from time to time. Generally, foreign invested enterprises enjoy more favorable tax treatment in the form of tax incentives and other preferential policies but are subject to more stringent restrictions in their business operations. If we cannot obtain approval from relevant approval authorities to engage in businesses that become restricted or prohibited for foreign investors, we may be forced to sell or restructure the businesses that have become restricted or prohibited for foreign investment. If we are forced to adjust our business portfolio as a result of changes in government policy on foreign investment, our business, financial condition and results of operations would likely be materially adversely affected.

Changes in PRC laws and regulations on labor and employee benefits may adversely affect our business and results of operations.

As we conduct a significant portion of our business through our PRC subsidiaries, we are subject to PRC laws and regulations on labor and employee benefits. In recent years, the PRC government has implemented policies to strengthen the protection of employees and obligate employers to provide more benefits to their employees. In addition, an employment contract law came into effect in the PRC on January 1, 2008. The PRC employment contract law and related legislation require more benefits to be provided to employees, such as an increase in pay or compensation for termination of employment contracts. As a result, we expect to incur higher labor costs, which would have an adverse impact on our business and results of operations.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations that became effective on September 8, 2006.

On August 8, 2006, six PRC regulatory agencies promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006. This new regulation, among other things, governs the approval process by which a PRC company may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, the new regulation will require the PRC parties to make a series of applications and supplemental applications to the government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the new regulations is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to the new regulation, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our shareholders or sufficiently protect their interests in a transaction.

The new regulation allows PRC government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to MOFCOM and other relevant government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the PRC business or assets and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year. The regulation also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, such regulation may impede our ability to negotiate and complete a business combination transaction on financial terms that satisfy our investors and protect our shareholders’ economic interests.

The approval of the China Securities Regulatory Commission may be required in connection with an offering of our securities under PRC regulations, and, if required, we cannot currently predict whether we would be able to obtain such approval.

On August 8, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission, or “CSRC,” MOFCOM the State-Owned Assets Supervision and Administration Commission, or “SASAC”, the State Administration of Taxation, or “SAT”, the State Administration for Industry and Commerce, or “SAIC” and SAFE jointly promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006 and was amended on June 22, 2009 (the “M&A Regulation”). This M&A Regulation, among other things, has certain provisions that purport to require offshore special purpose vehicles, or “SPVs”, formed for the purpose of listing of the equity interests in the PRC Companies on an overseas stock exchange and directly or indirectly controlled by PRC individuals or companies to obtain approval from the CSRC prior to listing their securities on an overseas stock exchange. We have been advised by our PRC counsel, since our PRC subsidiaries were established as greenfield foreign-invested companies rather than by taking over existing PRC domestic companies, the M&A Regulation is not applicable to the formation of our PRC subsidiaries. However, the application of this M&A Regulation remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope and applicability of the CSRC approval requirement. If the CSRC or another PRC regulatory agency subsequently were to determine that the CSRC approval is required for an offering, we could face sanctions by the CSRC or other PRC regulatory agencies. If this happens, these regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from this transaction into the PRC, restrict or prohibit payment or remittance of dividends by its PRC subsidiaries, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock. The CSRC or other PRC regulatory agencies may also take actions requiring or advising us to halt such an offering.

If there are any adverse public health developments in China, our business and operations may be severely disrupted.

Any prolonged occurrence of avian flu, severe acute respiratory syndrome, or “SARS,” swine flu, or other adverse public health developments in the PRC or other regions where we have an operation or presence may have a material adverse effect on our business operations. These could include the ability of our personnel to travel or to promote our services within the PRC or at other regions where we have an operation or presence, as well as temporary closure of our facilities. In particular, there have been reports of occurrences of avian flu and swine flu in various parts of the PRC in recent years, including confirmed human cases. In response, the PRC government has authorized local governments to impose quarantine and other restrictions on movements of people and goods in the event of an epidemic. Any closures or travel or other operational restrictions would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of avian flu, SARS, swine flu, or any other epidemic.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in the PRC based on United States or other foreign laws against us, our management or the experts named in this Form 10-K.

We conduct substantially all of our operations in the PRC and substantially all of our assets are located in China. In addition, most of our directors and executive officers reside within the PRC. As a result, it may not be possible to affect service of process within the United States or elsewhere outside China upon some of our directors and senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. It would also be difficult for investors to bring an original lawsuit against us or our directors or executive officers before a PRC court based on U.S. federal securities laws or otherwise. Moreover, our PRC legal counsel has advised us that the PRC does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts. As such, recognition and enforcement in China of judgments against us, our directors, executive officers or the experts named in this Form 10-K obtained from a court in any of those jurisdictions may be difficult or impossible to enforce.

The PRC government could change its policies toward private enterprise or even nationalize or expropriate private enterprises, which could result in the total loss of our investment in that country.

Our business is subject to significant political and economic uncertainties and may be adversely affected by political, economic and social developments in the PRC. Over the past several years, the PRC government has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization. The Chinese government may not continue to pursue these policies or may significantly alter them to our detriment from time to time with little, if any, prior notice.

Changes in policies, laws and regulations or in their interpretation or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to shareholders, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business. Nationalization or expropriation could even result in the total loss of our investment in China and in the total loss of your investment in us.

Contract drafting, interpretation and enforcement in China involves significant uncertainty, which could leave us vulnerable to legal disputes and challenges related to our contracts.

We have entered into numerous contracts governed by PRC law, many of which are material to our business. As compared with contracts in the United States, contracts governed by PRC law tend to contain less detail and are not as comprehensive in defining contracting parties’ rights and obligations. As a result, contracts in China are more vulnerable to disputes and legal challenges. In addition, contract interpretation and enforcement in China is not as developed as in the United States, and the result of any contract dispute is subject to significant uncertainties. Therefore, we cannot assure you that we will not be subject to disputes under our material contracts, and if such disputes arise, we cannot assure you that we will prevail.

If our land use rights are revoked, we would have no operational capabilities.

Under Chinese law land is owned by the state or rural collective economic organizations. The state issues to the land users the land use right certificate. Land use rights can be revoked and the land users forced to vacate at any time when redevelopment of the land is in the public interest. The public interest rationale is interpreted quite broadly and the process of land appropriation may be less than transparent. Each of our facilities rely on these land use rights as the cornerstone of their operations, and the loss of such rights would have a material adverse effect on our company.

We could be liable for damages for defects in our products pursuant to the Tort Liability Law of the PRC.

The Tort Liability Law of the People’s Republic of China, which was passed during the 12th Session of the Standing Committee of the 11th National People’s Congress on December 26, 2009, states that manufacturers are liable for damages caused by defects in their products and sellers are liable for damages attributable to their fault. If the defects are caused by the fault of third parties such as the transporter or storekeeper, manufacturers and sellers are entitled to claim for compensation from these third parties after paying the compensation amount.

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises’ Share Transfer that was released in December 2009 with retroactive effect from January 1, 2008.

The Chinese State Administration of Taxation, or “SAT,” released a circular (Guoshuihan No. 698, or “Circular 698”) on December 10, 2009 that addresses the transfer of shares by nonresident companies.  Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China.  Circular 698, which provides parties with a short period of time to comply with its requirements, indirectly taxes foreign (non-PRC) companies, or foreign investors, on gains derived from the indirect sale of a Chinese company.  Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the actual tax burden is less than 12.5% or where the offshore income of its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with certain relevant information within 30 days of the execution of the equity transfer agreement. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes.

There is uncertainty as to the application of Circular 698.  For example, while the term “indirectly transfer” is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant PRC taxing authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the actual tax burden in the country or jurisdiction of the offshore holding company and the extent of the disclosure to the tax authority in charge of the Chinese resident enterprise (or the process by which such disclosure should be made).  In addition, there are not any formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to determine if our company complies with Circular 698.  As a result, we (or a foreign investor in us) may become at risk of being taxed under Circular 698 and we (or such foreign investor) may be required to expend valuable resources to comply with Circular 698 or to establish that we (or such foreign investor) should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations (or such foreign investor’s investment in us).

Because we may rely on dividends and other distributions on equity paid by our current and future Chinese subsidiaries for our cash requirements, restrictions under Chinese law on their ability to make such payments could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses.

We have adopted a holding company structure, and our holding companies may rely on dividends and other distributions on equity paid by our current and future PRC subsidiaries for their cash requirements, including the funds necessary to service any debt we may incur or financing we may need for operations other than through our PRC subsidiaries. PRC legal restrictions permit payments of dividends by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC GAAP. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of their after-tax profits determined in accordance with PRC GAAP to statutory reserves until such reserves reach 50% of the company’s registered capital. Allocations to these statutory reserves and funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitation on the ability of our current or future PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Our payments to the Employee Social Insurance and Housing Funds may be considered insufficient by the PRC government and further payments could be required

According to PRC law and Chinese regulations for social insurance and housing funds, our PRC subsidiaries are required to make contributions to the social insurance, including (i) pension; (ii) medical insurance; (iii) unemployment insurance; (iv) work related injury insurance; (v) maternity insurance, and to the housing funds of its employees. From its establishment, each of our PRC subsidiaries has started to make the contribution for the required statutory social insurance for its employees.  However, we cannot assure you that the local social insurance administrative authority will consider our social insurance payments as adequate and no further payments will be required.

Our PRC subsidiaries have not made contributions for the employee housing funds.  If requested by the local housing fund administration authority, our PRC subsidiary shall make up the housing funds contributions for their employees for previous periods and may be subject to certain administrative fines

Risks Related to our Securities

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.

Our executive officers, directors, and principal stockholders hold approximately a large majority of our outstanding Common Stock. Accordingly, these stockholders are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

We cannot assure you that the Common Stock will become liquid or that it will be listed on a securities exchange.

Currently, we are eligible to be quoted on the OTC Bulletin Board, where an investor may find it difficult to obtain accurate quotations as to the market value of the Common Stock. In addition, if we fail to meet the criteria set forth in SEC regulations, by law, various requirements would be imposed on broker-dealers who sell its securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our Common Stock, which may further affect its liquidity.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

There is currently only a limited public market for our Common Stock and there can be no assurance that a trading market will develop further or be maintained in the future.

In order to raise sufficient funds to expand our operations, we may have to issue additional securities at prices, which may result in substantial dilution to our shareholders.

If we raise additional funds through the sale of equity or convertible debt, our current stockholders’ percentage ownership will be reduced. In addition, these transactions may dilute the value of our securities outstanding. We may have to issue securities that may have rights, preferences and privileges senior to our Common Stock. We cannot provide assurance that we will be able to raise additional funds on terms acceptable to us, if at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs, which would have a material adverse effect on our business plans, prospects, results of operations and financial condition.

The market price of our Common Stock may be volatile.

The market price of our Common Stock has been and will likely continue to be highly volatile, as is the stock market in general, and the market for OTC Bulletin Board quoted stocks in particular. Some of the factors that may materially affect the market price of our Common Stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our Common Stock. These factors may materially and adversely affect the market price of our Common Stock, regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our Common Stock.

Because we became a public company by means of a reverse merger, it may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we became public through a “reverse takeover.” Securities analysts of major brokerage firms may not provide coverage of our securities since there is little incentive to brokerage firms to recommend the purchase of our Common Stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on our behalf in the future.

In the course of preparing our consolidated financial statements for the years ended December 31,  2009 and 2010, several significant deficiencies in our internal control over financial reporting were noted. We expect to incur extra costs in implementing measures to address such deficiencies. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential investors could lose confidence in our financial reporting, which could harm our business and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, starting with the year ending December 31, 2011, we will be required to annually furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, an assessment by our principal executive officer and our principal financial officer on the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective as of the end of our fiscal year. This assessment must include disclosure of any material weakness in our internal control over financial reporting identified by management. In addition, under current SEC rules, we may be required to obtain an attestation from our independent registered public accounting firm as to our internal control over financial reporting for our annual report on Form 10-K covering our fiscal year ending December 31, 2011. Performing the system and process documentation and evaluation needed to comply with Section 404 is both costly and challenging. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002 for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on the price of our Common Stock.

If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our Common Stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As a newly public company, we have significant additional requirements for enhanced financial reporting and internal controls. We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and may require a report by our independent registered public accounting firm addressing these assessments. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

We cannot assure you that we will not, in the future, identify areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our Common Stock.

Lack of experience as officers of publicly-traded companies of our management team may hinder our ability to comply with the Sarbanes-Oxley Act.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff or consultants in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the Sarbanes-Oxley Act’s internal controls requirements, we may not be able to obtain the independent auditor certifications that the Sarbanes-Oxley Act requires publicly-traded companies to obtain.

Our Common Stock is considered “penny stock.”

The SEC has adopted regulations, which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of the Common Stock is currently less than $5.00 per share and therefore may be a “penny stock.” Brokers and dealers effecting transactions in “penny stock” must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell the Common Stock and may affect your ability to sell shares.

The market for penny stocks has experienced numerous frauds and abuses, which could adversely impact investors in our stock.

OTCBB securities are frequent targets of fraud or market manipulation, both because of their generally low prices and because OTCBB reporting requirements are less stringent than those of the stock exchanges or NASDAQ.

Patterns of fraud and abuse include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•
Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

All land in the PRC is owned by the government and cannot be sold to any individual or entity. The government alternatively grants or allocates landholders a “land use right.” There are four ways of acquiring land use rights in the PRC:

•	Grant of the right to use land;
•	Assignment of the right to use land;
•	Lease of the right to use land; and
•	Allocation of the right to use land.

Granted land use rights are provided by the government in exchange for a grant fee, and carry the rights to pledge, mortgage, lease and transfer the land within the term of the grant. Land is granted for a fixed term, generally 70 years for residential use, 50 years for industrial use, and 40 years for commercial and other use. The term is renewable in theory. Unlike in western nations, granted land must be used for the specific purpose for which it was granted.

Allocated land use rights are generally provided by the government for an indefinite period (usually to state-owned entities) and cannot be pledged, mortgaged, leased, or transferred by the user unless otherwise approved by the competent government authorities. Allocated land can be reclaimed by the government at any time. Allocated land use rights may be converted into granted land use rights upon the payment of a grant fee to the government.

We have land use rights for two of our factories, one of our factories is on leased land without land use right and we lease one additional factory in Gansu province.

We lease our headquarters in Hong Kong for HK$19,000 per month on a 1-year lease term.  We have leased this office since 2008.

The following chart provides details for our PRC-based properties:

Company Name	Property Area (Sq. meters)	Ownership	Land Area (Sq. meters)	Ownership	Building Address	Principal Uses of Building
Yunnan Zhaoyang Weili Starch Co., Ltd. (“Yunnan WeiLi”),	5,852.3	Self-owned	47,694	Land use right owned	Zhaotong City Zhaoyang District of Yunnan Province Leju Village	Company: Production Department, Warehouse, Office Building and Apartment Building
Guizhou Province Weining Weili Starch Co., Ltd. (“Guizhou WeiLi”)	5,500	Self-owned	70,000	Leased	Guizhou Province Wainong County Caohai Town Tongxin Village	Company: Production Department, Warehouse, Office Building and Apartment Building
Gansu Weibao Starch Co., Ltd. (“Gansu Waibo”)	6,003	Self-owned	43,630	Land use right owned	Gansu Province Jishishan County Town ship Enterprises Park	Company: Production Department, Warehouse, Office Building and Apartment Building
Guanghe branch of Gansu Waibo	6,187.4	Lease	17,487	Leased	Gansu Province Guanghe County Sanjiaji Town Lingyuan Park	Company: Production Department, Warehouse, Office Building and Apartment Building
Hong Kong Wai Bo International Ltd.	478.19	Lease	—	——	Yunnan Province Kunming Youth Road No. 389 Zhiyuan Building 28 Floor Room A	Operational Headquarters
Total	24,020.89		178,811

Item 3.	Legal Proceedings.

In the normal course of business, we are subject to claims and litigation. Neither we nor our subsidiaries are currently a party to any material legal proceedings nor are we aware of any material proceeding to which any of our directors, officers, affiliates, or any holder of more than five percent of our Common Stock, or any associate of any such director, officer, affiliate, or shareholder, is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

PART II

Item 4.	(Removed and Reserved)

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for our Common Stock, however our Common Stock is quoted on the Over-the-Counter Bulletin Board under the symbol “KKFCD.” The following table sets forth the high and low bid information for our Common Stock for the period from March 25, 2009, the first day for which quotation information is available, through December 31, 2010. The Over-the-Counter Bulletin Board quotations reflect inter-dealer prices, are without retail markup, markdowns or commissions, and may not represent actual transactions.

	Common Stock
	High*	Low*

March 25-30, 2009	$0.01	$0.01
Second quarter 2009	$0.01	$0.01
Third quarter 2009	$0.02	$0.02
Fourth quarter 2009	$1.01	$0.51
First quarter 2010	$1.01	$1.01
Second quarter 2010	$0.10	$0.0025
Third Quarter 2010	$0.05	$0.025
Fourth Quarter 2010	$0.208	$0.03

* Prices do not give effect to the Reverse Stock Split, which was effected on March 10, 2011.

Holders

As of March 29, 2011, we had approximately 41 record owners of our Common Stock.

Dividend Policy

We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our Common Stock for the foreseeable future.

Future cash dividends, if any, will be at the discretion of our Board of Directors and will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors as our Board of Directors may deem relevant. We can pay dividends only out of our profits or other distributable reserves and dividends or distributions will only be paid or made if we are able to pay our debts as they fall due in the ordinary course of business.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have any equity based or other long-term incentive programs. In the future, we may adopt and establish an equity-based or other long-term incentive plan if our management believes that it is in our and our stockholders’ best interest to do so.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data

Not applicable to smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclaimer Regarding Forward-Looking Statements

This prospectus contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “believes,” “management believes” and similar language.  Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-K are forward-looking statements that involve risks and uncertainties. The factors listed in the section captioned “Risk Factors,” as well as any cautionary language in this Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this prospectus.

Overview

We are a premium native potato starch manufacturer in the PRC.  Our corporate headquarters is based in Hong Kong and our operational headquarters is based in Kunming city, Yunnan province. We began operations in 2004 and have factories located in Yunnan, Guizhou and Gansu provinces of China.

We primarily sell our products to distributors and food processing companies in the PRC.

Our products are currently sold under the “Wei Bao” and “Jiabao” brand names.  The Wei Bao brand is targeted primarily to food processors and our Jiabao brand is targeted to food service operators. We believe that our company is one of the top 5 premium starch potato processors in the PRC, with a production capacity of 111,500 metric tons per year. In 2008, we received the “China’s Potato Starch Industry Top Ten Best Selling Products”, “China’s Potato Starch Industry Top Ten Customer Satisfaction Product” and “China’s Potato Starch Industry Top Ten Best Brands” awards.  Our Jiabao brand created in 2007 is gaining the acceptance of our target customers.

Reverse acquisition and reorganization

On October 21, 2010, we completed a reverse acquisition transaction with Kaibo Foods Holdings Limited (f/k/a CFO Consultants, Inc.) through a share exchange with former shareholders of Kaibo Foods Holdings Limited.

Pursuant to the Exchange Agreement by and among the Company, Waibo, the holders of all outstanding shares of Waibo (the “Waibo Shareholders”) and Orion Investment Inc. (the “Company’s Principal Shareholder”), we acquired all of the outstanding shares of Waibo (the “Waibo Shares”) from the Waibo Shareholders and the Waibo Shareholders transferred all of the Waibo Shares to us. In exchange, we agreed to issue to the Waibo Shareholders or their designee, an aggregate of 22,493,475 shares of common stock (361,920,000 shares of common stock without giving effect to the Reverse Stock Split) (the “Exchange Shares”), equal to 96% of all of our outstanding common stock, after giving effect to the conversion of an outstanding convertible note of the Company held by Millennium Group, Inc., in the principal amount of $25,000 (the “Convertible Note”).  The Convertible Note is convertible into 586,804 shares of common stock (9,441,667 shares of common stock without giving effect to the Reverse Stock Split).  On the Closing Date, we did not have sufficient authorized shares to complete the issuance of the entire amount of Exchange Shares and shares issuable pursuant to the Convertible Note, so only 2,361,716 shares of common stock (38,000,000 shares of common stock without giving effect to the Reverse Stock Split) were issued to the designee of the Waibo Shareholders at the closing, and no shares were issued to the holder of the Convertible Note.

The business combination was accounted for as a reverse acquisition and recapitalization, whereby we were the surviving and continuing entity for financial reporting purposes and are deemed to be the acquirer of Waibo.  The business combination is accounted for as a reverse acquisition and recapitalization because (i) after the business combination the Waibo Shareholders held approximately 96% of our issued and outstanding shares of common stock and (ii) we had no prior operations.

Sales

We normally enter into six-month agreements with our customers. The agreement specifies the quantity that the customer believes they will buy during the forthcoming nine months and the negotiated price per metric ton.  Our customers are not charged a penalty for failing to purchase the quantities set forth in our contracts. However, historically our customers have purchased the set amount in the contracts.  In the event the market price exceeds the 10% of the price stipulated in the contract, the agreed price stated on the agreement will be adjusted to the reflect the current market price.

We sell premium quality native potato starch, which is usually sold for 5-10% more than the average market price.

We have established an extensive distribution network in the PRC. During the year ended December 31, 2010, 64.9% and 35.1% of our products were sold to manufacturers and distributors respectively.

Revenue from sales of our native potato starch is recognized upon delivery of our products to the railway station nearest to our respective factories at which time the significant risks and rewards of ownership of our products are transferred to the customers.

The main factors that affect our revenue include the following:

(a)	Competition
We expect to face competition from potato starch producers with more than 20,000 metric tons of annual production capacity and new entrants. Our future revenue growth depends on our ability to compete effectively against such competitors and on key considerations including the price and quality of our products.  If we are unable to retain existing customers and secure new ones, or fail to develop new products to meet the needs of our customers, our revenue and profitability may be adversely affected.

(b)	Stable supply of raw materials
Profitability in the potato starch industry is materially affected by the need to maintain a sufficient supply of potatoes at stable prices from farmers. These commodity prices are determined by supply and demand. While the potato starch industry has historically not been subject to wide fluctuations and cycles, we cannot eliminate the risk of increased operating costs from potato price increases, and it is very difficult to predict when and if price spiral cycles will occur.

(c)	Alternative raw materials or production technology
If a new source of starch is discovered as a substitute to native potato starch or new production technologies are developed that render our production facilities obsolete, our revenue and profitability may be adversely affected.

(d)	Our production capacity
We currently have a production capacity of 111,500 metric tons per year for native potato starch. As of December 31, 2010, our production capacity utilization was 88%. We plan to establish new production lines for native potato starch, modified potato starch and whole potato starch.  We plan to increase our production capacity to 184,500 metric tons by 2012.  Should we able to increase our production capacity in time to meet any increase in demand, future growth of our revenue will be significantly improved.

(e)	Growth of native potato starch industry
The PRC continues to experience exponential economic and population growth. The per capita usage of potato starch in the PRC is mere 0.8kg per annum, compared to 10kg in developed regions such as Europe and Japan.  With the increase in disposable income of the population and the per capita usage of potato starch, we believe that the demand for our products will continue to rise and improve our revenue and profitability.

Please refer to the section “Risk Factors” herein for further information on other factors that may affect our revenue.

Cost of sales

Our cost of sales comprises cost of raw material, direct labor and production overhead, which accounted for 89.8%, 1.3% and 8.9% of our cost of sales respectively for the year ended December 31, 2010.

Potatoes are a key raw material and we source them from farmers in Yunnan, Gansu and Guizhou provinces in the PRC.

Direct labor includes salaries, wages and staff related costs of plant operators and those who are directly involved in the production of our products. Overhead consists mainly of depreciation charges on machinery, utilities (water and electricity) and other factory related costs.

In addition to the volume of production, our costs of sales are affected by, (i) factors affecting the costs of raw materials, namely, the market demand and supply conditions for potatoes, and harvesting conditions; (ii) factors affecting labor costs, namely demand and supply of labor, general wage levels, and government regulations; as well as (iii) factors affecting general manufacturing overhead, namely, our depreciation expense resulting from capital expenditures and general prices of utilities charges.

Operating expenses

Our operating expenses consist of selling and distribution costs and administrative expenses.

Our selling and distribution costs consisted of transportation costs, salaries and staff welfare expenses of sales personnel, entertainment expenses and telecommunication expenses incurred by our sales personnel. Our facilities are strategically located near railways, which we use as the main method of transporting our products.  We only pay for shipment of our products to the railway station.  Our customers pay for the railway transfer fee.  Transportation costs accounted for an average of 83.3% of our selling and distribution costs incurred for the year ended December 31, 2010.

Our administrative and other expenses consisted of salaries and staff related expenses for administrative personnel, depreciation charges, entertainment expenses and other office related expenses. The major components of administrative and other expenses include salaries and depreciation, which accounted for an average of 37.6% and 12.1% of our administrative expenses incurred for the year ended December 31, 2010.

We also incurred costs in connection with the reverse acquisition transaction with CFO Consultants, Inc., which have been included within operating expenses.

Other non-operating income

Other non-operating income consists of government subsidies, bank interest income and other items. All of our PRC subsidiaries are accredited with “Leading Enterprise” status, which has entitled them to receive various forms of preferential treatment from the local and state governments including government subsidies and infrastructural assistance. The subsidies received related to agriculture land development fund contributions, commitment to produce high quality native potato starch and our contribution to rural agriculture development.

Interest expense

Our interest expense consists mainly of interest on bank borrowings, which were incurred for working capital purposes.

Income tax expenses

The PRC has enacted a tax policy that entitles a foreign corporation to a full exemption from both PRC state and local corporate income tax for the first two profitable calendar years of its operations and thereafter a 50% relief from the PRC state corporate income tax and full exemption from local corporate income tax for the following three calendar years.  Our PRC subsidiaries, namely Yunnan WeiLi, Guizhou WeiLi and Gansu WeiBao, qualify for such tax exemptions. The circular entitled “Scope of Preliminary Processing of Agricultural Products Entitled to Preferential Enterprise Income Tax Policies (Trial Implementation)” published by Ministry of Finance and State Administrative of Taxation, entitled us to a full exemption from PRC corporate income tax since January 1, 2008. Our native potato starch qualifies for this exemption and as a result none of our subsidiaries are subject to PRC corporate income tax.

Pursuant to the New Tax Law, dividends declared by our PRC subsidiaries to their parent company incorporated in Hong Kong are subject to withholding tax of 5% or 10%.  In accordance with Caishui (2008) No. 1 issued by State Tax Authorities, undistributed profits from our PRC subsidiaries up to December 31, 2007 will be exempt from withholding tax when they are distributed in the future.  As a result, a provision for dividend withholding tax has been made starting January 1, 2008.  No provision for dividend withholding tax has been provided since October 1, 2010, as our Board of Directors and management have adopted a plan to reserve all profits earned after October 1, 2010 for our business expansion in the future.  As a United States public company, we do not intend to pay such dividends.

Seasonality

From May through July, we typically halt our production process at our facilities located in Yunnan and Guizhou provinces.  The potato-planting season typically begins in March and the potatoes are delivered to our facilities from August until December.  The farmers store remaining unsold potatoes in cellars for up to four months, which allows us to expand our production period until April.

Our Gansu factory is in one of the colder regions in China and typically halts production during January and February and resumes production from March to May.  It typically shuts down again during June and July and resumes production in August. During the off-season, we spend time performing routine maintenance.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified certain accounting policies that are significant to the preparation of the financial statements. Critical accounting policies are those that are both most important to the portrayal of our results of operations and financial condition and require management’s most difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments.  We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of the financial statements.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Expenditures for routine repairs and maintenance are expensed as incurred.

Depreciation is calculated on the straight-line basis over each asset’s estimated useful life down to the estimated residual value of each asset. Estimated useful lives are as follows:

Land use rights	52-55 years
Buildings	20 years
Motor vehicles	5 years
Plant and machinery	10 years
Other equipment	5 years

We review and evaluate property, plant and equipment for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows. Our estimates of future cash flows are based on numerous assumptions, and it is possible that actual future cash flows will be significantly different than the estimates which are subject to significant risks and uncertainties.  Management believes that there is no impairment to property, plant and equipment as of December 31, 2009 and 2010.

Revenue recognition

We generate our revenues from the sale of native potato starch products.  Revenues from product sales are recognized only when persuasive evidence of an arrangement exists; delivery has occurred and the customers' acceptance has been received; the price to the customer is fixed or determinable; and collectability is reasonably assured.  Generally, these criteria are met upon shipment of products and transfer of title to customers.

Inventories

Inventory is stated at the lower of cost or market. Inventory is valued using the weighted average method, which approximates actual cost. Capitalized costs include materials, labor and manufacturing overhead related to the purchase and production of inventories.  Excess and obsolete inventory reserves are established based upon the our evaluation of the quantity of inventory on hand relative to demand.  The total reserve for obsolete inventory was zero as of December 31, 2009 and 2010.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is provided based on an evaluation of the collectability of accounts receivable, and other receivables. An allowance for doubtful accounts is provided, when considered necessary, primarily consisting of an analysis based on current information available about the customer or borrower. Receivable losses are charged against the allowance when our management believes the uncollectability of the receivable is confirmed. Subsequent recoveries, if any, are credited to the allowance. Total allowance for doubtful accounts was zero as of December 31, 2009 and 2010.

RECENTLY ISSUED ACCOUNTING GUIDANCE

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures.” This guidance is related to implementation of fair value measurement disclosures. This guidance updates ASC topic 820 and specifically addresses: 1) transfers between levels 1, 2 and 3 of the fair value hierarchy; 2) level of disaggregation of derivative contracts for fair value measurement disclosures; and 3) disclosures about fair value measurement inputs and valuation techniques. This guidance became effective for the Company on January 1, 2011, and did not have a material impact on the consolidated financial statements.

Results of Operations

The Fiscal Years Ended December 31, 2010 and 2009

Sales

Our sales increased by 42.3% from $64.5 million in 2009 to $91.8 million in 2010 primarily as a result of the increase in our average selling prices by 33.9% and sales volume by 6.3% compared to that of 2009.

Cost of sales

Our cost of sales increased by 64.4% from $36.5 million in 2009 to $60.0 million in 2010, primarily due to the corresponding increase in average purchase price of potatoes and sales volume.

Gross profit and gross profit margin

	Year Ended December 31,
	2009	2010
	(Dollars in thousands except units and per unit data)
Revenue	$64,463	$91,794
Gross profit	$28,011	$31,844
Unit sales (metric tons)	92,382	98,233
Gross profit per unit	$303.2	$324.2
Gross profit as a % of revenue	43.5%	34.7%

The price of agricultural products has increased significantly since third quarter of 2010.  The average purchase price of potatoes increased by 64.5% from $64 (RMB420) per metric ton in 2009 to $105 (RMB691) per metric ton in 2010.  The increase in the average purchase price of potatoes in 2010 resulted in an increase in the ratio of our cost of sales as a percentage to our sales.

Though our gross profit margin decreased from 43.5% in 2009 to 34.7% in 2010, we have successfully passed through the increase in the purchase price of potatoes to our customers and improved our gross profit per unit by 6.9% from $303.2 per metric ton in 2009 to $324.2 per metric ton in 2010.  Our customers are well informed regarding potato prices and the fact that potatoes are our major cost of sales.   Since our sales people are able to explain the price changes, we did not experience difficulty in gaining full customer acceptance on our price adjustments.  We did not lose any anticipated orders and were able to maintain our overall gross profit levels.

We believe that we have the ability to transfer incremental cost to our customers by making timely adjustments to our selling price.  As a result, our total gross profit still increased by 13.6%, from $28.0 million in 2009 to $31.8 million in 2010.

Operating expenses

Operating expenses increased by 30.5% from $3.5 million in 2009 to $4.5 million in 2010 due to the cost incurred related to the reverse acquisition with CFO Consultants, Inc., professional services and listing expenses incurred in 2010.

Income tax expense

The PRC subsidiaries have been entitled to full exemption on enterprise income tax in the PRC since January 1, 2008.  The income tax expense is provided for the dividend withholding tax from 5% to 10% on dividends declared by the PRC subsidiaries to their parent company incorporated in Hong Kong.

Income tax expense decreased by 39.5% from $2.6 million in 2009 to $1.6 million in 2010, as our Board of Directors and management has to reserve all profits earned after October 1, 2010 for our business expansion in the future and therefore no provision for dividend withholding tax has been provided since October 1, 2010.

The Fiscal Years Ended December 31, 2009 and 2008

Sales

Our Wei Bao and Jiabao brands continued to receive encouraging response from local customers in 2009. Our sales increased by 21.5% from $53.1 million in 2008 to $64.5 million in 2009 primarily due to increase in demand from our existing and new customers.  To cope with this increasing demand, we began leasing a factory in Guanghe, Gansu with a total native potato starch production capacity of 20,000 metric tons in 2009.  Total sales quantity increased by 25.9% from 73,353 metric tons in 2008 to 92,382 metric tons in 2009.

Cost of sales

Our cost of sales increased by 19.5% from $30.5 million in 2008 to $36.5 million in 2009, primarily due to the corresponding increase in sales.

Gross profit and gross profit margin

Our gross profit increased by 24.2% from $22.6 million in 2008 to $28.0 million in 2009 as a result of the increase in sales.  The gross profit margin remained stable at approximately 43.0% in both 2008 and 2009.

Operating expenses

Operating expenses increased by 35.1% from $2.6 million in 2008 to $3.5 million in 2009, as a result of an increase in distribution expenses, which was attributable to the increase in sales, resulting in an increase in staff salaries and office expenses.

Income tax expense

Income tax expense increased by 155.8% from $1.0 million in 2008 to $2.6 million in 2009.  The PRC subsidiaries have been entitled to full exemption on enterprise income tax in the PRC since January 1, 2008.  The increase was attributable to the increase of dividend withholding tax from 5% to 10% on dividends declared by the PRC subsidiaries to their parent company incorporated in Hong Kong.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations primarily through internally generated cash, loans borrowed from banks and advances from shareholders. Going forward, we believe our sources of liquidity will be satisfied by using a combination of cash provided by our continuing operating activities and proceeds from future offerings.

The following table sets out a summary of our cash flow during 2008 to 2010:

	Year Ended December 31,
	2008	2009	2010
	(Dollars in thousands)
Net cash provided by operating activities	$19,030	$19,835	$24,605
Net cash used in investing activities	(79)	(11)	(153)
Net cash used in financing activities	(18,729)	(2,075)	(19,581)
Net increase in cash and cash equivalents	222	17,749	4,871
Effect of foreign exchange rate on changes in cash and cash equivalents	846	(6)	372
Cash and cash equivalents at beginning of year	3,320	4,388	22,131
Cash and cash equivalents at end of year	$4,388	$22,131	$27,374

Cash flow from operating activities

We derived our cash flow from operating activities principally from receipt of payments for sales of our products.  Our cash outflow from operating activities is principally from purchases of raw materials.

For 2010, we had net cash generated from operating activities of $24.6 million, which was primarily contributed by net income before working capital changes of $26.3 million and an increase, representing customer repayments, in trade accounts receivable of $3.3 million.  The increase in trade accounts receivable was primarily due to the increase in our sales prices during the year.

For 2009, we had net cash generated from operating activities of $19.8 million, which was primarily contributed by net income before working capital changes of $21.8 million.  The cash inflow was partially offset by cash outflow due to an increase in trade accounts receivable of $3.9 million.  The increase in trade accounts receivable was primarily due to our sales growth.

For 2008, we had net cash generated from operating activities of $19.0 million, which was primarily contributed by net income before working capital changes of 18.9 million.  The cash inflow was partially offset by cash outflow due to an increase in trade accounts receivable of $1.8 million.  The increase in trade accounts receivable was primarily due to our sales growth.

Cash flow from investing activities

Our cash outflow for investing activities is principally for purchases of property, plant and equipment from 2008 to 2010.

Cash flow from financing activities

We derived our cash inflow from financing activities principally from bank borrowings and advances from shareholders.  Our cash outflow from financing activities relates primarily to the repayment of debts, repayments of advances from shareholders and the payment of dividends.

For 2010, we had net cash used in financing activities of $19.6 million, which was due to the cash outflow used to pay dividends of $22.8 million, net repayment of bank borrowings of $1.1 million offset by net advances received from shareholders of $2.4 million.

For 2009, we had net cash used in financing activities of $2.1 million, which was primarily due to the net cash outflow used to repay advances to shareholders of $2.1 million.

For 2008, we had net cash used in financing activities of $18.7 million, which was primarily due to the cash outflow used to pay dividends of $19.1 million, net repayment of debt of $1.0 million offset by net advances received from shareholders of $1.4 million.

NET CURRENT ASSETS/LIABILITIES

The following table sets out our current assets and current liabilities as at the dates indicated:

	December 31,
	2009	2010
	(Dollars in thousands)
Current assets:
Cash and cash equivalents	$22,131	$27,374
Trade accounts receivable, net	18,117	22,165
Inventories	1,199	1,596
Prepayments and other receivables	405	1,296
	$41,852	$52,431

Current liabilities:
Trade accounts payable	$14	$240
Accruals and other payables	1,800	3,530
Income taxes payable	2,623	2,949
Short-term borrowings	3,631	2,655
Convertible note	-	25
Derivative instruments	-	55
Dividends payable	22,809	-
Due to shareholders	596	2,870
	31,473	12,324
Net current assets	$10,379	$40,107

We had net current assets of $40.1 million as of December 31, 2010.  The significant improvement in net current assets as of December 31, 2010 from December 31, 2009 of $10.4 million was primarily due to the decrease in dividends payable of $22.8 million and increase of trade accounts receivable of $4.0 million.

Trade accounts receivable

Our trade accounts receivable represent receivables from customers for sales of products. We had trade accounts receivable of $18.1 million and $22.2 million as of December 31, 2009 and 2010 respectively.  The increase in trade receivables as of December 31, 2010 was due primarily to our increase in sales prices during the year compared to 2009, offset by a decrease in accounts receivable turnover in 2010.

The table below sets out our trade accounts receivable turnover days for the periods indicated:

	Years Ended
	December 31,
	2009	2010

Trade accounts receivable turnover days (note)	91	80

Note:
Trade accounts receivable turnover days is equal to the average trade accounts receivable divided by sales and multiplied by 365 days. Average trade accounts receivable are equal to trade accounts receivable at the beginning of the year plus trade accounts receivable at the end of the year and divided by two.

The trade accounts receivable turnover days decreased from 91 days in2009 to 80 days in 2010, as a result of our increased collection efforts in 2010.

Inventories

Our inventories amounted to $1.2 million and $1.6 million as of December 31 2009 and 2010 respectively.

The following table sets out the summary of our inventories as of the dates indicated:

	December 31,
	2009	2010
	(Dollars in thousands)

Raw materials	$364	$454
Finished goods	835	1,142
	$1,199	$1,596

The following table sets out the inventory turnover days for the periods indicated:

	Years Ended
	December 31,
	2009	2010

Inventory turnover days (note)	13	9

Note:
The calculation of inventory turnover days is based on the average inventory balances divided by cost of goods sold and multiplied by 365 days for the year.  Average inventory balances are equal to inventory balance at the beginning of the year plus inventory balances at the end of the year and divided by two.

The inventory turnover days decreased from 13 days in 2009 to 9 days in 2010, as a result of an increase in the purchase prices of potatoes during the year.

Trade accounts payable

Our trade accounts payable primarily represented the amount we owed to our suppliers for the purchase of raw materials, mainly potatoes, packaging materials and coal.

Convertible note

On August 20, 2010, CFO Consultants issued a convertible note with a principal amount of $25,000, and a maturity date of August 20, 2012, to Millennium Group, Inc.  Millennium Group, Inc. is a consulting services firm that is owned and managed by an individual whose father is a minority shareholder of the Company.  The convertible note was issued to Millennium Group, Inc. as a non-refundable retainer to pay for Millennium Group, Inc. to complete due diligence on CFO Consultants and to secure its assistance with future advice and assistance on new business directions, including possible acquisitions.  CFO Consultants also engaged Millennium Group, Inc. pursuant to a consulting agreement to assist them in connection with new business development strategies and options.

The convertible note entitles Millennium Group, Inc. to convert the note into 2.5% of the Company’s fully diluted common shares at their option at any time before the maturity date.  The convertible note bears interest at 5% per annum and is payable in full, including accrued interest at maturity, unless converted earlier.

Under the consulting agreement, Millennium Group, Inc. was to receive $400,000 if it was involved in assisting or advising the Company on any acquisition that was successfully completed. On October 21, 2010, Millennium Group, Inc. elected to convert the entire balance of the convertible note plus accrued interest into 586,804 shares of the Company’s common stock.  The fair value of the consideration received by Millennium Group, Inc. (the 586,804 shares of common stock) was determined to be approximately $400,000 at the date Millennium Group, Inc. provided the Company with its notice to convert (October 21, 2010).  However, as of October 21, 2010 and through March 10, 2011, the Company did not have sufficient authorized shares available to complete the conversion.  Therefore, this amount has been reported as a liability within "accruals and other payables" as of December 31, 2010.  This amount is reported as acquisition costs within operating expenses for the year ended December 31, 2010.

Derivative instruments

Our derivative instruments represent the fair value assigned to warrants issued to investors to purchase an aggregate of 171,536 shares of Common Stock at an exercise price of $5.23 per share or on a cashless basis, which expire on March 10, 2014.

Due to shareholders

The balances of amounts due to shareholders of $0.6 million and $2.9 million as of December 31, 2009 and 2010 are unsecured, non-interest bearing and have no fixed terms of repayment.

Property, plant and equipment

Net plant and machinery and other office equipment, amounted to $8.2 million and $7.6 million as of December 31, 2009 and 2010 respectively.  We had no significant additions to property, plant and equipment during the periods presented.

Capital Expenditures

The following table sets out the historical capital expenditures during the periods indicated:

	Years Ended
	December 31,
	2009	2010
	(Dollars in thousands)
Furniture, fixtures and office equipment	$11	$153

The following table sets out our projected capital expenditures for the three years ending December 31:

	December 31,
	2011	2012	2013
	(Dollars in thousands)
Land use rights	$4,552	$9,104	$35,357
Buildings	5,311	8,284	1,973
Plant and machinery	7,891	13,354	3,793
	$17,754	$30,742	$41,123

We expect that the capital expenditures for the three years ending December 31, 2013 will be primarily used for land use rights, buildings, and plant and machinery to establish a national research and development center for potato starch, new production lines for native potato starch, modified potato starch and whole potato starch.

We expect to finance our projected capital expenditures mainly by the net proceeds we received from any future equity offerings and from cash generated from our continuing operating activities.

COMMITMENTS AND CONTINGENCIES

(a)	Capital commitments

As of December 31, 2010, the Company had entered into agreements with the People’s Government of the Zhaoyang District, Yunnan Province to purchase property, plant and equipment totaling approximately $17 million (2009: $19 million) related to the construction of production facilities.

(b)	Lease commitments

Operating lease commitments include commitments under non-cancellable lease agreements for our office premises, as well as a land lease.   The leases expire from July 2011 through October 2042.  The yearly future minimum rental payments required as of December 31, 2010 were as follows:

(Dollars in thousands)
2011	$367
2012	74
2013	66
2014	22
2015	22
Thereafter	611
$1,162

Item 7A	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8.	Financial Statements and Supplementary Financial Data

Consolidated Financial Statements

The financial statements required by this item begin on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2010, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls Over Financial Reporting

During the preparation of its annual report on Form 10-K for the year ended December 31, 2010, and in connection with the reverse acquisition between the Company and Hong Kong Waibo International Limited (“Waibo”) (the accounting acquirer in the reverse acquisition), the Company’s management determined that it was not possible to complete an effective assessment of Waibo’s internal control over financial reporting due to the short period of time elapsing between the consummation date of the reverse acquisition, which occurred on October 21, 2010, and the date of management’s assessment of internal control over financial reporting, which would be December 31, 2010.

Item 308(a) of Regulation S-K, as it applies to the non-operating public shell company (the legal acquirer in the reverse acquisition), also requires the Company’s management to assess its internal control over financial reporting without Waibo as of December 31, 2010.  However, immediately upon the completion of the acquisition of Waibo, substantially all of the legal acquirer’s legacy internal controls that were previously part of the pre-acquisition non-operating public shell company were supplemented and replaced by controls relevant to the Company consolidated with Waibo.  In addition, management of the legal acquirer was replaced after the reverse acquisition by management of the accounting acquirer.

From the date of the reverse acquisition through December 31, 2010, the net liabilities and operations of the legal acquirer are insignificant when considered with the consolidated financial statements as a whole.  Therefore, the Company’s management does not believe that it would be meaningful to provide an assessment on internal controls of the legal acquirer, as the reverse acquisition was closed near year-end and because only a short period of its operations, which are insignificant, are included in the consolidated financial statements.  The Company’s management further believes that such an assessment of only the legal acquirer would be of limited value to the Company’s stockholders as of December 31, 2010 and could be misleading, as the assessment of the accounting acquirer’s internal controls over financial reporting have been excluded as noted above.

Considering the facts and circumstances outlined above, the Company’s management believes that it was appropriate to exclude management’s report on internal controls entirely from this Annual Report on Form 10-K for the year ended December 31, 2010.  Internal controls that are properly designed and documented to reflect the controls of the consolidated company will be fully implemented and tested in calendar year 2011.  The Company’s management is currently in the process of making its initial assessment of internal controls of the consolidated company and will provide management’s report on the consolidated company’s internal control over financial reporting as of December 31, 2011 in its next Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.              Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below are the names of our directors, officers and significant employees, their age, all positions and offices that they hold with us, the period during which they have served as such, and their business experience during at least the last five years.  The directors will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified. Executive officers will serve at the discretion of the Board of Directors.

Name	Age	Position
Joanny Kwok	32	Chairman, CEO, Director
Guohua Zheng	56	Chief Operating Officer, Director
Ken Tsang	30	Chief Financial Officer
Jacky Kwok	30	Director

Joanny Kwok, age 32, has been chairman of the board and Chief Executive Officer since October 21, 2010.  Ms. Kwok is the co-founder of Hong Kong Wai Bo International Ltd. and has been the CEO and Chairman of the Board since it was founded 2005.  In 2006, Ms. Kwok founded Gansu Weibao Starch Co., Ltd. through Hong Kong Waibo International Ltd.  Prior to that, Ms. Kwok founded Ever Flow International Ltd. in 2002, which was acquired by Hong Kong Wai Bo International Ltd. in 2008.  In 2003, Ms. Kwok founded Yunnan Zhaoyang Weili Starch Co., Ltd. and Guizhou Weining Starch Co., Ltd. through Ever Flow International Ltd.  We believe that Ms. Kwok provides the Board of Directors with unique insight relating to our corporate direction, strategies and business development.  Ms. Kwok also is vice president of China Potato Starch-Specialized Society (CPSSS), a national trade organization focused on research and communication in the potato starch industry. Ms. Kwok graduated from the University of Technology, Sydney (UTS) with a B.A. in International Trade and Finance in 2002.

Guohua Zheng, age 56, is our Chief Operating Officer since October 21, 2010 and has served as a member of our Board of Directors since November 1, 2010.  Mr. Zheng has served as the vice-president of Hong Kong Wai Bo International Limited. since July 2010. Prior to that, Mr. Zheng was General Manager of Gansu Weibao Starch Co., Ltd. from 2006 to July 2010.  Mr. Zheng graduated from Yunnan College of Finance and Economics, with a diploma in Corporate Finance Management in 1983.  Mr. Zheng offers us and the Board of Directors significant financial, strategic and management expertise.

Ken Tsang, age 30, is our Chief Financial Officer since October 21, 2010 and the Chief Financial Officer of Hong Kong Wai Bo International Limited since September 1, 2010. He is responsible for the implementation of our internal controls and corporate governance practice as well as liaising with external parties and regulatory bodies in respect of financial matters.  Prior to joining us, he was an audit manager for RSM Nelson Wheeler, an international auditing firm, from 2003 to 2010, where Mr. Tsang was in charge of audit work, internal control review and due diligence projects.  He graduated from the Hong Kong University of Science and Technology in 2002 with a Bachelor’s Degree in Accounting.  He is a CPA member of the Hong Kong Institute of Certified Public Accountants.

Jacky Kwok, age 30, has served  as a member of our Board of Directors since November 1, 2010.  Mr. Kwok is the co-founder of Hong Kong Wai Bo International Limited and is the vice chairman and vice president since it was founded in 2005. Mr. Kwok is responsible for overseeing the manufacturing process and raw material procurement.  Mr. Kwok graduated from Central Queensland University Australia, with a Bachelors Degree in Business Administration in 2005.  We believe that Mr. Kwok possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing us and our business and is thus best positioned to develop agendas that ensure that the Board of Director’s time and attention are focused on the most critical matters relating to our business.

Family Relationships

There are no family relationships among our executive officers, directors and significant employees, except that Jacky Kwok, a director, is the brother of our Chief Executive Officer and Chairman of the Board, Joanny Kwok.

Involvement in Certain Legal Proceedings

To the best of our knowledge, there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of us during the past ten years.

Code of Ethics

We adopted a Code of Business Conduct and Ethics on March 15, 2011. The Code of Ethics, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K, constitutes our Code of Ethics for our principal executive officer, our principal financial and accounting officer and our other senior financial officers. The Code of Ethics is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. A printed copy of the Code of Ethics may be obtained free of charge by writing to Rm. 2102 F & G, Nan Fung Centre, 264-298 Castle Peak Rd., Tsuen Wan, N.T., Hong Kong.  It may also be viewed on our corporate website at http://www.hkwaibo.com.

Board Leadership Structure and Risk Oversight

The Board of Directors is currently composed of three members, of which our chairperson of the board, Joanny Kwok, also serves as our chief executive officer. All actions of the Board of Directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present. A quorum is a majority of the Board of Directors.  The Board of Directors believes that Ms. Kwok’s service as both Chairman of the Board and Chief Executive Officer is in the best interests of the Company and its stockholders. Ms. Kwok possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company and its business and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters. Her combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to the Company’s stockholders, employees, customers and suppliers.

The Board of Directors is responsible for overall supervision of our risk oversight efforts as they relate to the key business risks facing the organization. Management identifies, assesses, and manages the risks most critical to our operations on a day-to-day basis and routinely advises the Board of Directors on those matters, as the CEO and CFO have access to the Board of Directors and attend regular meetings. The Board of Directors’ role in our risk oversight is consistent with our leadership structure, with senior management having responsibility for assessing and managing our risk exposure, and the Board of Directors providing oversight as necessary in connection with those efforts.

Committees of the Board of Directors

Audit Committee

We have not yet appointed an audit committee.  At the present time, we believe that the members of Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  We do, however, recognize the importance of good corporate governance and intend to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, in the near future.

Nominating Committee

We do not presently have a nominating committee. Our Board of Directors currently acts as our nominating committee.

Compensation Committee

We do not presently have a nominating committee. Our Board of Directors currently acts as our nominating committee.

Policy Regarding Board Attendance

Our directors are expected to attend meetings of the Board of Directors as frequently as necessary to properly discharge their responsibilities and to spend the time needed to prepare for each such meeting. Our directors are expected to attend annual meetings of stockholders, but we do not have a formal policy requiring them to do so.

Shareholder Communications

We have a process for shareholders who wish to communicate with the Board of Directors. Shareholders who wish to communicate with the Board of Directors may write to Kaibo Foods Company Limited, Rm. 2102 F & G, Nan Fung Centre 264-298 Castle Peak Rd., Tsuen Wan, N.T., Hong Kong, Attn: Chief Operating Officer. These communications will be reviewed by one or more of our employees designated by the Board of Directors, who will determine whether they should be presented to the Board of Directors. The purpose of this screening is to allow the Board of Directors to avoid having to consider irrelevant or inappropriate communications.

Security Holder Recommendations for Board of Director Nominees

There have been no changes to the procedures by which our stockholders may recommend nominees to the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during 2010, other than the following: Joanny Kwok, Ken Tsang, Guohua Zheng, Kai Bo Holdings Limited, Jacky Kwok and Yukang Lam  each failed to timely file their respective Form 3s, and Norman LaBeouf and Neville Pearson each failed to file a Form 3 and Form 4 to report their respective beneficial ownership in us.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth all cash compensation paid by us, as well as certain other compensation paid or accrued, for each of the last two of our fiscal years to each named executive officers.
Name and Principal		Salary	Bonus	Stock Award(s)	Option Award(s)	Non Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All other Compensation	Total
Position	Year	($)	($)	($)	($)	(#)	($)	($)	($)

Joanny Kwok,	2010	$66,539	—	—	—	—	—	—	$66,539
CEO and	2009	$65,981	—	—	—	—	—	—	$65,981
President

Ken Tsang,	2010	$23,166	—	—	—	—	—	—	$23,166
Chief Financial Officer	2009	—	—	—	—	—	—	—	—

Employment Agreements with Executive Officers

We do not have any employment agreements with our executive officers.

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the fiscal years ended December 31, 2009 and 2010.

Equity Compensation Plan Information

We currently do not have any equity compensation plans.

Compensation of Directors

Currently our directors serve without compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of Common Stock as of March 30, 2011 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of Common Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of March 30, 2011, we had 3,285,007 shares of Common Stock issued and outstanding.

Names and Addresses of Beneficial Owners	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Kai Bo Holdings Limited(3)	22,493,475	96.1. %

Joanny Kwok, Chief Executive Officer and Chairperson of the Board(3)	22,493,475	96.1%

Jacky Kwok, Director(3)	22,493,475	96.1%

Yukang Lam(3)	22,493,475	96.1%

Ken Tsang, Chief Financial Officer	0	*

Guohua Zheng, Chief Operating Officer and Director	0	*

Millennium Group, Inc.(4)	586,804	15.2%

All Directors and Officers as a Group (4 Persons)	22,503,419	96.1%

* Less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities anticipated to be exercisable or convertible at or within 60 days of the date hereof, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. The indication herein that shares are anticipated to be beneficially owned is not an admission on the part of the listed stockholder that he, she or it is or will be a direct or indirect beneficial owner of those shares.

(2)	Based on 3,285,007 shares of Common Stock outstanding on March 30, 2011.
(3)
Includes 20,131,759 shares of Common Stock immediately issuable to Kai Bo Holdings Limited, but are not issued and outstanding as of March 30, 2011.  Kai Bo Holdings Limited is a Bermuda company with a principal address at: Rm 2102 F&G, Nan Fung Centre, 264-298 Castle Peak Rd, Tsuen Wan, New Territories, Hong Kong. Joanny Kwok, Jacky Kwok and Yukang Lam are principals of Kai Bo International Limited, which together with Elegant Century Investment Limited has the ability to direct Kai Bo Holdings Limited through their ownership of a majority of Kai Bo Holdings Limited outstanding shares and accordingly may be deemed to share beneficial ownership of our shares held by Kai Bo Holdings Limited.

(4)
The 586,804 shares are immediately issuable to Millennium Group, Inc., but are not issued and outstanding as of March 30, 2011. The principal place of business of Millennium Group, Inc. is 4519 Admiralty Way, Building A, Los Angeles, California, 90292.  Jonathan Mork has the power to vote and dispose of the shares of Common Stock held by Millennium Group, Inc.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Changes in Control

Not Applicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Transactions

Director Independence

Currently, we do not have any independent directors. Since our Common Stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.

Under NASDAQ Listing Rule 5605(a)(2), an “independent director” is a “person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.”

We do not currently have a separately designated audit, nominating or compensation committee.  However, we do intend to comply with the independent director and committee composition requirements in the future.

Item 14.	Principal Accounting Fees and Services.

Effective October 21, 2010, we have retained GHP Horwath, P.C. as our principal independent registered public accounting firm.  Prior to October 21, 2010, Sam Kan & Company had served as our auditor.

Fees for the fiscal years ended December 31, 2010 and 2009

Audit Fees.   Fees billed and expected to be billed by GHP Horwath, P.C. were approximately $185,000 for the audit of the annual financial statements for the fiscal year ended December 31, 2010.  Fees billed by GHP Horwath, P.C. in 2010 in connection with the review of our Forms 8-K and 8-K/A, including the audit of Hong Kong Waibo’s financial statements prior to the reverse merger were approximately $212,000.

Audit-Related Fees.  None.

Tax Fees.          None.

All Other Fees.   None

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

2.1	Share Exchange Agreement, dated as of October 21, 2010(1)

3.1	Amended Articles of Incorporation(2)

3.2	Bylaws(2)

4.1	Registration Rights Agreement, dated as of December 21, 2010(2)

4.2	Form of Investor Warrant(2)

4.3	Form of Placement Agent Warrant(2)

10.1	Securities Purchase Agreement, dated as of December 21, 2010(2)

10.2	Make Good Escrow Agreement, dated as of December 21, 2010(2)

14.1*	Code of Ethics

21.1*	Subsidiaries of Kaibo Foods Company Limited

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Incorporated herein by reference to the Current Report on Form 8-K filed by Kaibo Foods on October 22, 2010.

(2)	Incorporated herein by reference to Current Report on Form 8-K filed by Kaibo Foods on December 22, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kaibo Foods Company Limited

March 31, 2011	By:	/s/ Joanny Kwok
(Date Signed)		Joanny Kwok, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Joanny Kwok	Chief Executive Officer and Chairperson of the Board of Directors (Principal Executive Officer)	March 31, 2011
Joanny Kwok

/s/ Ken Tsang	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2011
Ken Tsang

/s/ Jacky Kwok	Director	March 31, 2011
Jacky Kwok

Exhibit Index

Exhibit Number	Description

2.1	Share Exchange Agreement, dated as of October 21, 2010(1)

3.1	Amended Articles of Incorporation(2)

3.2	Bylaws(2)

4.1	Registration Rights Agreement, dated as of December 21, 2010(2)

4.2	Form of Investor Warrant(2)

4.3	Form of Placement Agent Warrant(2)

10.1	Securities Purchase Agreement, dated as of December 21, 2010(2)

10.2	Make Good Escrow Agreement, dated as of December 21, 2010(2)

14.1*	Code of Ethics

21.1*	Subsidiaries of Kaibo Foods Company Limited

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Incorporated herein by reference to the Current Report on Form 8-K filed by Kaibo Foods on October 22, 2010.

(2)	Incorporated herein by reference to Current Report on Form 8-K filed by Kaibo Foods on December 22, 2010.

KAIBO FOODS COMPANY LIMITED
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Kaibo Foods Company Limited

We have audited the accompanying consolidated balance sheets of Kaibo Foods Company Limited and subsidiaries (“the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kaibo Foods Company Limited and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ GHP HORWATH, P.C.

Denver, Colorado
March 31, 2011

KAIBO FOODS COMPANY LIMITED
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2010
(US dollars in thousands, except share data)

	December 31,
	2009	2010
ASSETS

Current assets:
Cash	$22,131	$27,374
Trade accounts receivable	18,117	22,165
Inventories	1,199	1,596
Prepayments and other	405	1,296

Total current assets	41,852	52,431
Property, plant and equipment, net	8,215	7,657

Total assets	$50,067	$60,088

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$14	$240
Accruals and other payables	1,800	3,530
Taxes payable	2,623	2,949
Short-term borrowings	3,631	2,655
Convertible note	-	25
Derivative instruments	-	55
Dividends payable	22,809	-
Due to shareholders	596	2,870

Total liabilities (all current)	31,473	12,324

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 2,000,000 shares authorized; none issued and outstanding on December 31, 2009 and 2010	-	-
Common stock, par value $0.001 per share; 600,000,000 shares authorized ; issued and outstanding 2,361,716 and 3,285,007 shares on December 31, 2009 and 2010	2	3
Additional paid in capital	7,279	9,122
Statutory reserve	5,425	5,425
Retained earnings	2,103	28,044
Accumulated other comprehensive income	3,785	5,170
Total shareholders’ equity	18,594	47,764

Total liabilities and shareholders’ equity	$50,067	$60,088

The accompanying notes are an integral part of these consolidated financial statements.

KAIBO FOODS COMPANY LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(US dollars in thousands, except for share and per share data)

	Year Ended December 31,
	2008	2009	2010

Sales	$53,066	$64,463	$91,794
Cost of sales	(30,505)	(36,452)	(59,950)

Gross margin	22,561	28,011	31,844

Operating expenses:
Selling, distribution and administrative expenses	(2,581)	(3,487)	(4,149)
Cost related to CFO Consultants, Inc. acquisition	-	-	(400)
	(2,581)	(3,487)	(4,549)

Income from operations	19,980	24,524	27,295

Other income (expense):
Interest expense	(231)	(187)	(179)
Interest income and other	203	133	412
	(28)	(54)	233

Income before income taxes	19,952	24,470	27,528
Income tax expense	(1,026)	(2,625)	(1,587)

Net income	$18,926	$21,845	$25,941

Net income per share:
Basic	$0.84	$0.97	$1.15

Diluted	$0.84	$0.97	$1.14

Weighted average shares outstanding used in the calculation of net income per share:

Basic	22,493,475	22,493,475	22,579,082

Diluted	22,493,475	22,493,475	22,693,227

The accompanying notes are an integral part of these consolidated financial statements.

KAIBO FOODS COMPANY LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(US dollars in thousands)

	Year Ended December 31,
	2008	2009	2010

Net income	$18,926	$21,845	$25,941
Other comprehensive income (loss):
Foreign currency translation adjustments	2,088	(18)	1,385

Total comprehensive income	$21,104	$21,827	$27,326

The accompanying notes are an integral part of these consolidated financial statements.

KAIBO FOODS COMPANY LIMITED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
 (US dollars in thousands, except share data)

	Common stock		Additional paid in capital	Statutory reserve	Retained earnings	Accumulated other comprehensive income	Total
	Share	Amount

Balances at January 1, 2008	1	$-	$-	$3,031	$5,631	$1,715	$10,377

Transfers to statutory reserve	-	-	-	2,169	(2,169)	-	-

Dividends	-	-	-	-	(19,096)	-	(19,096)

Net income	-	-	-	-	18,926	-	18,926

Foreign currency translation adjustments	-	-	-	-	-	2,088	2,088

Balances at December 31, 2008	1	-	-	5,200	3,292	3,803	$12,295

Issuance of common stock	2,361,715	2	7,279	-	-	-	7,281

Transfers to statutory reserve	-	-	-	225	(225)	-	-

Net income	-	-	-	-	21,845	-	21,845

Dividends declared	-	-	-	-	(22,809)	-	(22,809)

Foreign currency translation adjustments	-	-	-	-	-	(18)	(18)

Balances at December 31, 2009	2,361,716	2	7,279	5,425	2,103	3,785	18,594

Acquisition of net assets of CFO Consultants, Inc.	351,494	-	13	-	-	-	13

Issuance of common stock and warrants in private placement, net of offering costs	571,797	1	1,830	-	-	-	1,831

Net income	-	-	-	-	25,941	-	25,941

Foreign currency translation adjustments	-	-	-	-	-	1,385	1,385

Balances at December 31, 2010	3,285,007	$3	$9,122	$5,425	$28,044	$5,170	$47,764

The accompanying notes are an integral part of these consolidated financial statements.

KAIBO FOODS COMPANY LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
 (US dollars in thousands)

	Year Ended December 31,
	2008	2009	2010

Operating activities:
Net income	$18,926	$21,845	$25,941

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	946	972	989
Cost related to CFO Consultants, Inc. acquisition	-	-	400

Changes in operating assets and liabilities:
Trade accounts receivable	(1,793)	(3,942)	(3,302)
Inventories	(160)	169	(344)
Prepayments and other	34	(366)	(819)
Taxes payable	735	1,600	277
Trade accounts payable	73	(152)	219
Accruals and other payables	269	(291)	1,244

Net cash provided by operating activities	19,030	19,835	24,605

Investing activities:
Purchases of property, plant and equipment	(79)	(11)	(153)
Net cash used in investing activities	(79)	(11)	(153)

Financing activities:
Proceeds from short-term debt	2,886	2,928	2,589
Payments on short-term debt	(3,896)	(2,928)	(3,668)
Proceeds from private placement of common stock and warrants	-	-	1,886
Payment of dividends	(19,096)	-	(22,775)
Advances from shareholders	5,719	7,442	3,036
Repayment of advances from shareholders	(4,342)	(9,517)	(649)

Net cash used in financing activities	(18,729)	(2,075)	(19,581)

Increase in cash	222	17,749	4,871
Effect of exchange rate changes in cash	846	(6)	372
Cash, beginning of year	3,320	4,388	22,131

Cash, end of year	$4,388	$22,131	$27,374

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$231	$187	$179
Income taxes	$276	$1,026	$1,312
Noncash investing and financing activities:
Derivative instruments issued in private placement	$-	$-	$55
Issuance of shares offset with amounts due to shareholders	$-	$7,281	$-
Dividends declared	$-	$22,809	$-

The accompanying notes are an integral part of these consolidated financial statements.

1.	ORGANIZATION AND BUSINESS OF THE COMPANY

(a)	Organization:

Kaibo Foods Company Limited (the “Company”) was incorporated in the State of Nevada on December 10, 2007 in the former name of CFO Consultants, Inc (“CFO Consultants”).  On March 10, 2011, the Company changed its name from “CFO Consultants, Inc.” to “Kaibo Foods Company Limited”.  The Company is primarily engaged in the business of processing potatoes and selling potato starch products in the People’s Republic of China (the “PRC”).

The Company’s principal subsidiaries at December 31, 2010 are as follows:

Name	Place of incorporation/ registration	Issued/registered capital	Effective interest held	Principal activities

Hong Kong Waibo International Limited (“Waibo”)	Hong Kong	56,500,000 shares of HK$1 each	100%	Investment holding

Yunnan Zhaoyang Weili Starch Co., Ltd. (“Yunnan WeiLi”)	PRC	RMB26,500,000	100%	Manufacture and sale of potato starch

Guizhou Province Weining Weili Starch Co., Ltd. (“Guizhou WeiLi”)	PRC	HK$25,000,000	100%	Manufacture and sale of potato starch

Gansu Weibao Starch Co., Ltd. (“Gansu WeiBao”)	PRC	HK$25,000,000	100%	Manufacture and sale of potato starch

Yunnan WeiBao Modified Starch Limited (“Yunnan WeiBao”)	PRC	US$8,000,000	100%	Manufacture and sale of modified starch

(b)	Recapitalization and reorganization:

On October 21, 2010 (the “Closing Date”), CFO Consultants, a U.S. public shell company (now known as the Company) completed a stock exchange transaction (the “Share Exchange”) with the stockholders of Waibo, whereby 22,493,475 shares of CFO Consultants’ common stock were agreed to be issued to the stockholders of Waibo in exchange for 100% of their outstanding capital stock in Waibo, equal to 96% of all of the Company’s outstanding common stock, after giving effect to the conversion of an outstanding convertible note of the Company held by Millennium Group, Inc. ("Millennium"), in the principal amount of $25,000 (Note 5).  The Convertible note is convertible into 586,804 shares of the Company’s common stock.

1.	ORGANIZATION AND BUSINESS OF THE COMPANY (Continued)

(b)	Recapitalization and reorganization (Continued):

On the Closing Date, CFO Consultants did not have sufficient authorized shares to complete the issuance of the entire amount of these shares, therefore only 2,361,716 shares were issued to the designee of the shareholders of Waibo at the Closing Date, and no shares were issued to Millennium.  On March 10, 2011 the Company increased the total number of authorized shares of common stock, and the Company plans to issue the remaining 20,131,759 shares of common stock issuable pursuant to the stock exchange transaction to the designee of the former shareholders of Waibo and issue 586,804 shares of common stock to Millennium in the second quarter of 2011.

On the Closing Date, Waibo became a wholly-owned subsidiary of the Company. The Share Exchange has been accounted for as a reverse acquisition and recapitalization whereby Waibo is deemed to be the accounting acquirer (legal acquiree) and the Company is deemed to be the accounting acquiree (legal acquirer). Accordingly, Waibo’s historical financial statements for the periods prior to the reverse acquisition became those of the Company retroactively restated for, and giving effect to, the number of shares received in the Share Exchange.  The assets and liabilities, and revenues and expenses of the Company are included in the accompanying financial statements effective from the Closing Date.  The total net liabilities assumed by Waibo as of the Closing Date were $25,000.  The Company is deemed to be a continuation of the business of Waibo.

On March 10, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) with the Secretary of State of the State of Nevada for the purpose affecting a 1 for 16.09 reverse stock split (the “Reverse Stock Split”).  In addition to setting forth the terms of the Reverse Stock Split, the Amendment also (i) increased the total number of authorized shares of capital stock of the Company from 75,000,000 to 600,000,000 shares of common stock; (ii) provided for a class of 2,000,000 shares of blank check preferred stock; (iii) elected not to be governed by the business combination statute under the Nevada Private Corporations Law; and (iv) changed the name of the Company to “Kaibo Foods Company Limited”. All shares and per share amounts in these financial statements have been given effect to the Reverse Stock Split.

On March 23, 2011, the Company was approved to change to its stock symbol on the OTC Bulletin Board and now trades under the stock symbol “KKFCD”.

1.	ORGANIZATION AND BUSINESS OF THE COMPANY (Continued)

(c)	Business:

The Company mainly focuses on serving the local market in the PRC.  Currently, the Company’s products are sold to customers in twelve provinces and four municipalities in the PRC.  Sales of the Company’s products are generated using a combination of direct sales and distributor agreements. The Company created the “Weibao” and “Jiabao” brands with emphasis on high quality, purity, whiteness and consistency.  The Weibao brand is targeted at industrial users such as food and pharmaceutical manufacturers, while the Jiabao brand is targeted at food service operators such as restaurants, caterers and the customer retail market.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of consolidation

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The accompanying financial statements present the consolidated financial position of the Company as of December 31, 2009 and 2010, and the consolidated results of operations and cash flows of the Company for each of the three years in the period ended December 31, 2010. Significant intercompany accounts and transactions have been eliminated in consolidation.

(b)
No reportable segment information is presented, as the entire Company’s revenue and assets are derived from operating segments with similar economic characteristics relating to manufacturing and sales of potato starch in the PRC.

(c)	Use of estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are used in accounting for, among other things, the allowance for doubtful accounts, derivative instruments, accruals, and the useful lives of property, plant and equipment. Actual results may differ from previously estimated amounts.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(d)	Economic and political risks

The majority of the Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment, and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

(e)	Seasonality

The Company generally halts its production process from May through July for its production facilities located in the Yunnan and Guizhou provinces. The potato planting season typically begins in March, and potatoes are harvested from early July until the end of December. The harvested potatoes can typically be stored up to four months in cellars by farmers, allowing the facilities in Yunnan and Guizhou to expand their production period through April of each year.

The Company’s production facility in Gansu is located in a colder region in the PRC and typically halts production from January to February.  The Gansu facility will then close for production from June through July and resumes production in August.

During the off season, the production facilities perform routine maintenance on their production lines.

(f)	Cash

Cash includes deposits in banks which are unrestricted as to withdrawal or use.

(g)	Allowance for doubtful accounts

An allowance for doubtful accounts is provided based on an evaluation of the collectability of accounts receivable, and other receivables. This evaluation primarily consists of an analysis based on current information available about the customer or borrower. Receivable losses are charged against the allowance when the Company believes the uncollectability of the receivable is confirmed. Subsequent recoveries, if any, are credited to the allowance. No allowance for doubtful accounts was deemed necessary as of December 31, 2009 and 2010.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(h)	Financial instruments

The carrying value of financial instruments including cash, trade accounts receivable and payable, convertible notes and short-term borrowings approximate fair value due to their short maturities.   The fair value of amounts due to shareholders is not practicable to estimate, due to the related party nature of the underlying transactions.

(i)	Fair value accounting

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 820-10 (“FASB ASC 820-10”) establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). As required by FASB ASC 820-10, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The three levels of the fair value hierarchy under FASB ASC 820-10 are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

As of December 31, 2010, derivative instruments are measured at fair value on a recurring basis within Level 2 (See Note 10).  The Company did not have any assets or liabilities measured on a recurring basis within Level 1 or Level 3.

(j)	Inventories

Inventory is stated at the lower of cost or market. Inventory is valued using the weighted-average method, which approximates actual cost. Capitalized costs include materials, labor and manufacturing overhead related to the purchase and production of inventories.  Excess and obsolete inventory reserves are established based upon the Company’s evaluation of the quantity of inventory on hand relative to demand.  No reserve for obsolete inventory was deemed necessary as of December 31, 2009 and 2010.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(k)	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Expenditures for routine repairs and maintenance are expensed as incurred.

Depreciation is calculated on the straight-line basis over each asset’s estimated useful life down to the estimated residual value of each asset. Estimated useful lives are as follows:

Land use rights	52-55 years
Buildings	20 years
Motor vehicles	5 years
Plant and machinery	10 years
Other equipment	5 years

All land in the PRC is owned by the PRC government. The government in the PRC, according to PRC law, may sell the right to use the land for a specified period of time. Thus, all of the Company’s land purchases in the PRC are considered to be land use rights and are stated at cost less accumulated amortization and any recognized impairment loss. The cost of the land use right is amortized on a straight-line basis over the lease term.

The Company reviews and evaluates its property, plant and equipment for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Recoverability is measured by comparing the total estimated future cash flows on an undiscounted basis to the carrying amount of the assets. If such assets are considered to be impaired, an impairment loss is measured and recorded based on the amount that carrying value exceeds fair value. The Company’s estimates of future cash flows used in determining fair value are based on numerous assumptions, and it is possible that actual future cash flows may be significantly different than the estimates, which are subject to significant risks and uncertainties.  Management believes there is no impairment to property, plant and equipment as of December 31, 2009 and 2010.

(l)	Revenue recognition

The Company generates its revenues from the sale of potato starch products.

Revenues from product sales are recognized only when persuasive evidence of an arrangement exists; delivery has occurred and any necessary customer acceptance has been received; the price to the customer is fixed or determinable, and collectability is reasonably assured. Generally, these criteria are met upon shipment of products and transfer of title to customers.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m)	Income taxes

Income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry forwards.  Deferred taxes are measured by applying enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company recognizes the financial statement impact of a tax position taken or expected to be taken in a tax return in its consolidated financial statements when it is more-likely-than-not that the position will be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

The Company files income tax returns in various foreign jurisdictions.  Various foreign jurisdiction tax years remain open to examination; however, the Company believes any additional assessment, if any, will be immaterial to its consolidated financial statements.  The Company does not believe there will be any material changes in its tax positions over the next 12 months.  Interest and penalties accrued on any unrecognized tax benefits, if any, will be recognized as a component of income tax expense.  As of December 31, 2009 and 2010 the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended December 31, 2008, 2009 and 2010.

(n)	Value added tax (VAT)

Sales of goods in the PRC are subject to VAT at 17% (Output VAT). Input tax on purchases can be deducted from output VAT. The net amount of VAT recoverable from, or payable to, the taxation authority is included as part of “other receivables” or “other payables” in the consolidated balance sheets.

Revenues, expenses and assets are recognized net of the amount of VAT, except:

●
where the VAT incurred on the purchase of assets or services is not recoverable from the taxation authority, in which case the VAT is recognized as part of the cost of the acquisition of the asset or as part of the expense item as applicable; and

●	receivables and payables are stated with the amount of VAT included.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(o)	Social benefits contributions

Pursuant to the relevant regulations of the PRC government, the Company participates in a local municipal government social benefits plan, whereby the subsidiaries of the Company in the PRC are required to contribute a certain percentage of the basic salaries of their employees to fund their retirement benefits.  The local municipal government undertakes to assume the retirement benefits obligations of all existing and future retired employees of the subsidiaries of the Company. The only obligation of the Company is to pay the ongoing required contributions.  Contributions are charged to expense as incurred (Note 8). There are no provisions whereby forfeited contributions may be used to reduce future contributions.

(p)	Advertising

The Company charges all costs of advertising to expense.  The Company incurred no advertising expense during the years ended December 31, 2008, 2009 and 2010.

(q)	Foreign currency translation

The functional currency of Waibo is the Hong Kong Dollar (“HK$”). The functional currency of the Company’s wholly-owned PRC subsidiaries is the Chinese Renminbi Yuan, (“RMB”). The RMB is not freely convertible into foreign currencies. The Company’s Hong Kong and PRC subsidiaries’ financial statements are maintained in their respective functional currencies. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods, which were not significant in 2008, 2009, or 2010.

For financial reporting purposes, the consolidated financial statements of the Company have been translated into United States dollars (“US$”). Assets and liabilities are translated at exchange rates at the balance sheet dates, revenue and expenses are translated at average exchange rates, and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included as a foreign currency translation adjustment to other comprehensive income, a component of shareholders’ equity.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(q)	Foreign currency translation (continued)

The exchange rates applied are as follows:

	December 31,
	2008	2009	2010
Conversion from HK$ into US$:
Year end exchange rate	7.75	7.76	7.77
Average yearly exchange rate	7.78	7.75	7.77

Conversion from RMB into US$:
Year end exchange rate	6.82	6.83	6.59
Average yearly exchange rate	6.93	6.83	6.76

(r)	Sales, use and other value added tax

Revenue is recorded net of applicable sales, use and value added tax.

(s)	Earnings per share

ASC 260 “Earnings Per Share” requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Earnings per basic share of common stock is based on the weighted average number of shares of common stock outstanding during each respective period. Earnings per diluted share of common stock adds to basic weighted shares the weighted average number of shares issuable under convertible securities and warrants outstanding during each respective period, using the if-converted and treasury-stock methods (See Note 7).

(t)	Recently issued accounting guidance

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures”. This guidance is related to the implementation of fair value measurement disclosures. This guidance updates ASC Topic 820 and specifically addresses: 1) transfers between levels 1, 2 and 3 of the fair value hierarchy; 2) the level of disaggregation of derivative contracts for fair value measurement disclosures; and 3) disclosures about fair value measurement inputs and valuation techniques. This guidance became effective for the Company on January 1, 2011, and did not have a material impact on the consolidated financial statements.

3.	INVENTORIES

Inventories consist of:

	December 31,
	2009	2010

Raw materials	$364	$454
Finished goods	835	1,142

	$1,199	$1,596

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	December 31,
	2009	2010
At cost:
Land use rights	$688	$713
Buildings	2,100	2,176
Motor vehicles	164	318
Plant and machinery	9,149	9,481
Other equipment	66	75
Construction in progress	-	4
	12,167	12,767
Less accumulated depreciation	(3,952)	(5,110)

	$8,215	$7,657

At December 31, 2009 and 2010, property and equipment with carrying amounts of $5.7 million and $5.3 million, respectively, were pledged as collateral for bank facilities granted to the Company (Note 5).  Depreciation expense for the years ended December 31, 2008, 2009 and 2010, was approximately $0.9 million, $1.0 million and $1.0 million respectively.

5.	DEBT

(a)	Short-term borrowings:
	December 31,
	2009	2010

Secured bank borrowings	$2,929	$2,655
Unsecured government loans, non-interest bearing	702	-

Total short term borrowings (all current)	$3,631	$2,655

As of December 31, 2010, the Company has borrowings from banks, expiring at various dates through November 23, 2011, primarily used to finance working capital requirements.  The bank borrowings are in the form of credit facilities, which provide for borrowings of up to $2,655 as of December 31, 2010. All amounts available to the Company from the banks are based on the amount of collateral pledged. All banking facilities available to the Company were fully utilized as of December 31, 2010.  Each draw on the bank facilities has a fixed term of twelve months for repayment. The interest rates on these borrowings are fixed at 5.31% per annum as of December 31, 2009, and 5.31% to 5.84% per annum as of December 31, 2010.  The weighted average short-term borrowing rate was 7.19%, 5.13% and 5.26% for the years ended December 31, 2008, 2009 and 2010, respectively.  These borrowings are collateralized by certain property, plant and equipment of the Company.

The Company also had government loans outstanding at December 31, 2009 which were non-interest bearing and unsecured.  These government loans were repaid in full on August 30, 2010.

(b)	Convertible note:

On August 20, 2010, CFO Consultants issued a convertible note with a principal amount of $25,000, and a maturity date of August 20, 2012, to Millennium.  Millennium is a consulting services firm that is owned and managed by an individual whose father is a minority shareholder of the Company.  The convertible note was issued to Millennium as a non-refundable retainer to pay for Millennium to complete due diligence on CFO Consultants and to secure its assistance with future advice and assistance on new business directions, including possible acquisitions.  CFO Consultants also engaged Millennium pursuant to a consulting agreement to assist them in connection with new business development strategies and options.

The convertible note entitles Millennium to convert the note into 2.5% of the Company’s fully diluted common shares at their option at any time before the maturity date.  The convertible note bears interest at 5% per annum and is payable in full, including accrued interest at maturity, unless converted earlier.

5.	DEBT (Continued)

(b)	Convertible note: (Continued)

Under the consulting agreement, Millennium was to receive $400,000 if it was involved in assisting or advising the Company on any acquisition that was successfully completed. On October 21, 2010, Millennium elected to convert the entire balance of the convertible note plus accrued interest into 586,804 shares of the Company’s common stock.  The fair value of the consideration received by Millennium (the 586,804 shares of common stock) was determined to be approximately $400,000 at the date Millennium provided the Company with its notice to convert (October 21, 2010).  However, as of October 21, 2010 and through March 10, 2011, the Company did not have sufficient authorized shares available to complete the conversion.  Therefore, this amount has been reported as a liability within "Accruals and Other Payables" as of December 31, 2010.  This amount is reported as acquisition costs within operating expenses for the year ended December 31, 2010.

6.	INCOME TAXES

Pre-tax income from operations for the years ended December 31, 2008, 2009 and 2010, was taxable in the following jurisdiction:

	Year Ended December 31,
	2008	2009	2010

Current income tax expense - PRC	$1,026	$2,625	$1,587

(a)	United States of America

No U.S. corporate income taxes are provided for in these consolidated financial statements, as the Company did not generate any taxable income in the U.S.

(b)	Hong Kong

No provision has been made for Hong Kong profits tax as the Company did not earn income subject to Hong Kong profits tax.

(c)	PRC

Yunnan WeiLi, Guizhou WeiLi and Gansu WeiBao (the “PRC subsidiaries”) were entitled to a preferential tax rate of 15% from 2003 to 2008 as the PRC subsidiaries are engaged in agricultural projects encouraged by the government in the western region of China. In addition, the PRC subsidiaries are entitled to a full exemption from both the PRC state and local corporate income tax for the first two profitable calendar years of their operations and thereafter a 50% relief from the PRC state corporate income tax (a rate of 7.5%) and a full exemption from local corporate income tax for the following three calendar years.

6.	INCOME TAXES (Continued)

(c)	PRC (Continued)

In addition to the above, based on the circular entitled Scope of Preliminary Processing of Agricultural Products Entitled to Preferential Enterprise Income Tax Policies (Trial Implementation) published by Ministry of Finance (“MOF”) and State Administrative of Taxation (“SAT”), the PRC subsidiaries are entitled to full exemption from the PRC corporate income tax beginning January 1, 2008.  The exemption currently is not subject to any limitations.

A reconciliation of the PRC statutory tax rate to the actual provision for income taxes is as follows:

	Years Ended December 31,
	2008	2009	2010

PRC tax rate	15%	15%	15%

Computed expected income tax expense	$2,993	$3,671	$4,129
Tax exempt income – PRC subsidiaries	(3,005)	(3,792)	(4,336)
Hong Kong holding company losses	12	121	207
PRC withholding tax on dividends	1,026	2,625	1,587

Income tax expense	$1,026	$2,625	$1,587

Pursuant to the New Tax Law, dividends declared by the PRC subsidiaries to their parent companies incorporated in Hong Kong are subject to withholding tax.  In accordance with Caishui (2008) No. 1 (“Circular 1”) issued by State Tax Authorities in February 2008, undistributed profits from the PRC subsidiaries up to December 31, 2007 are exempt from withholding tax when they are distributed in the future.  As a result, current income tax for the years ended December 31, 2008, 2009 and 2010 includes a provision for dividend withholding tax for distributable profits that were earned subsequent to January 1, 2008.  No provision for dividend withholding tax has been provided since October 1, 2010, as our Board of Directors and management have approved a plan to reserve all profits earned after October 1, 2010 for the Company’s business expansion in future.

No deferred tax assets or liabilities have been recorded, as there were no significant temporary differences that give rise to a deferred tax asset or liability as of December 31, 2009 and 2010.

7.	NET INCOME PER SHARE

Basic income per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted income per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as warrants and convertible debt, unless the effect is anti-dilutive.

The following is a reconciliation of the denominators for the weighted average number of shares outstanding used in the calculation of basic income per share for the years ended December 31, 2008, 2009 and 2010:

	2008	2009	2010

Shares issued beginning of period	1	1	2,361,716
Effect of reverse merger (1)	22,493,474	22,493,474	20,131,759
Weighted average shares issued during year	-	-	85,607

Basic weighted average shares – end of year	22,493,475	22,493,475	22,579,082

(1)	Earnings per share for periods prior to the reverse merger have been restated to reflect the equivalent number of shares to be received pursuant to the Share Exchange by the Waibo shareholders.

The following is a reconciliation of the denominators for the weighted average number of shares outstanding used in the calculation of diluted income per share for the years ended December 31, 2008, 2009 and 2010:

	2008	2009	2010

Basic weighted average shares – end of year	22,493,475	22,493,475	22,579,082
Effect of convertible debt	-	-	114,145

Basic weighted average shares – end of year	22,493,475	22,493,475	22,693,227

As of December 31, 2010 the Company had warrants outstanding to purchase 171,536 shares of common stock, which were considered anti-dilutive as the exercise prices of the warrants exceeded the average market price of the Company’s common stock.  As of December 31, 2008 and 2009, the Company had no potentially dilutive securities outstanding.

8.	EMPLOYEE BENEFITS

The Company’s subsidiaries in the PRC participate in a government-mandated social benefits plan pursuant to which certain retirement, medical, housing and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s PRC subsidiaries to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly base compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution.  The Company recorded expenses of approximately $0.3 million, $0.4 million and $0.5 million related to plan contributions during the years ended December 31, 2008, 2009 and 2010, respectively.

9.	RELATED PARTY BALANCES AND TRANSACTIONS

The amounts due to shareholders as of December 31, 2008, 2009 and 2010 and annual transactions are as follows:

	2008	2009	2010

Balance at January 1,	$8,687	$9,964	$596
Cash advances from shareholders	5,719	7,442	3,036
Repayment of cash advances from shareholders	(4,342)	(9,517)	(649)
Issuance of common stock	-	(7,281)	-
Exchange difference	(100)	(12)	(113)

Balance at December 31,	$9,964	$596	$2,870

The amounts due to shareholders are unsecured, non-interest bearing and have no fixed terms of repayment.  Cash advances received from shareholders are primarily used by the Company to finance working capital requirements.

10.	SHAREHOLDERS’ EQUITY

(a)	Private placement

On December 21, 2010, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”) for the issuance and sale of an aggregate of (i) 571,797 shares of common stock and (ii) warrants to purchase up to 114,357 shares of common stock.  Each warrant has an initial exercise price of $5.23 per share and expires on March 10, 2014.  Gross proceeds received from the private placement totaled approximately $2,300,000 ($1,886,000 of proceeds net of offering costs).  In addition, in connection with this private placement, the Company granted 57,179 warrants to the placement agent exercisable at $5.23 per share that expire on March 10, 2014.

In connection with the Purchase Agreement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, in which it agreed to file a registration statement with the U.S. Securities and Exchange Commission (the “SEC”) to register for resale the shares and warrants issued pursuant to the Purchase Agreement, as well as the warrants issued to the placement agent, within 60 calendar days, and under which it agreed to use its best efforts to have the registration statement declared effective within 180 days of the closing date of the Purchase Agreement.  The Company is obligated to pay liquidating damages of 1% of the dollar amount of the common stock sold in under the Purchase Agreement per month, up to a maximum of 10%, if the registration statement is not filed and declared effective within the foregoing time periods or if the Company does not respond within the time period prescribed in the Registration Rights Agreement to comments received from the SEC on the registration statement.  The initial registration statement was filed with the SEC by the Company on February 18, 2011, and an amendment to the initial registration statement was filed on March 29, 2011 in response to comments received by the SEC on March 18, 2011. The registration statement has not yet been declared effective.

10.	SHAREHOLDERS’ EQUITY (Continued)

(a)	Private placement (continued)

In connection with the Purchase Agreement, the Company and its majority stockholder, Kai Bo Holdings Limited (“Kai Bo”), entered into an escrow agreement (the “Make Good Escrow Agreement”) with the Investors, pursuant to which Kai Bo placed 285,892 shares of its common stock of the Company into escrow for distribution of up to 142,946 shares to the Investors in each of 2011 and 2012 in the event that the Company fails to reach certain net income targets for its 2010 and 2011 fiscal years.  Pursuant to the Make Good Escrow Agreement, if the Company’s after tax net income for fiscal 2010 is less than 95% of $25,882,536 (95% of such amount being the “2010 Guaranteed ATNI”), the escrow agent will transfer to each Investor on a pro rata basis a number of shares that is equal to 7,148 shares of common stock for each full percentage point by which the 2010 Guaranteed ATNI was not achieved up to a maximum of 142,946 shares.  If the Company’s after tax net income for fiscal 2011 is less than 95% of $33,382,670 (95% of such amount being the “2011 Guaranteed ATNI”), the escrow agent will transfer to each Investor a number of shares that is equal to 7,148 shares of commons stock for each full percentage point by which the 2011 Guaranteed ATNI was not achieved up to a maximum of 142,946 shares.

(b)	Warrants

In connection with the Purchase Agreement, the Company granted to the Investors and the placement agent warrants to purchase an aggregate of 171,536 shares of the Company’s common stock at an exercise price of $5.23 per share or on a cashless exercise basis, which expire on March 10, 2014.

 Pursuant to the Purchase Agreement, if at any time prior to the exercise of the warrants, the Company enters into an agreement to issue shares of its common stock at a price less than that obtained for the common stock and warrants issued under the Purchase Agreement, the exercise price of the warrants will be adjusted downward as to obtain an equivalent number of shares of common stock at the lower issuance price.  As a result, the warrants are not considered to be indexed to the Company’s common stock and are therefore accounted for as a derivative liability instrument in the Company’s consolidated balance sheet.  The Company valued the warrants at approximately $55,000 using a binominal model and has reported the warrants as a liability on its consolidated balance sheet under the caption “Derivative Instruments”.  The change in fair value of the derivative instruments was not significant from the date of the closing of the Purchase Agreement (December 21, 2010) through December 31, 2010.  Future changes to the fair value of the Derivative Instruments will be reported in the Company’s statement of operations.

10.	SHAREHOLDERS’ EQUITY (Continued)

(b)	Warrants (continued)

The assumptions used in the binominal model to estimate the fair value of the warrants are as follows:

Stock price	$2.41
Risk free interest rate	0.976%
Expected life	3 years
Expected volatility	51%
Expected dividend yield	0%

(c)	Statutory reserve

In accordance with the relevant regulations of the PRC, the Company’s subsidiaries registered in the PRC are required to transfer 10% of their net income after tax, if any, to a statutory reserve until such reserve reaches 50% of their registered capital. As of December 31, 2009 and 2010, all of the PRC subsidiaries statutory reserves have reached 50% of their registered capital. Subject to certain restrictions as set out in the relevant regulations and the articles of association of these PRC subsidiaries, the statutory reserve may be used to offset the accumulated losses, or for capitalization as paid-up capital of the subsidiaries, provided that the balance after such issue is not less than 25% of their registered capital.

In accordance with the relevant PRC regulations and the Articles of Association of the Company’s subsidiaries in the PRC, appropriations of net income as reflected in its PRC statutory financial statements are to be allocated to each of the general reserve and enterprise expansion reserve, as determined by the resolution of the Board of Directors annually. For the years ended December 31, 2008, 2009 and 2010, approximately $2.2 million, $0.2 million and $0 of reserves, respectively, were appropriated.

(d)	Dividend restrictions and reserves

The Company’s structure creates restrictions on its payment of dividends. The payment of dividends is also subject to numerous restrictions imposed under PRC law, including restrictions on the conversion of local currency into United States dollars and other currencies.

11.	CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist principally of the following:

(a)	Cash and cash deposits

The Company maintains its cash and cash deposits primarily with various China State-owned banks and Hong Kong-based financial institutions. The Company performs periodic evaluations of the relative credit standing of those financial institutions.

(b)	Trade receivables

The Company sells potato starch to customers in the PRC. Management considers that the Company’s current customers are generally creditworthy and credit is extended based on an evaluation of the customers’ financial condition. Therefore collateral is generally not required. The Company evaluates accounts receivable for potential credit losses based on its loss history and aging analysis. Such losses have been within management’s expectations. At December 31, 2009 and 2010, the five largest customers accounted for 19% and 26% of trade receivables, respectively.  No single customer exceeds 10% of trade receivables. For the years ended December 31, 2008, 2009 and 2010, the five largest customers accounted for 23%, 20% and 25% of net sales, respectively.

(c)	Commodity risk

The cash flows and profitability of the Company’s operations are significantly affected by the market price of potato starch and potatoes. These commodity prices can fluctuate widely and are affected by factors beyond the Company’s control.

(d)	Foreign currency risk

The RMB is not freely convertible into foreign currencies. The State Administration for Foreign Exchange, under the authority of People’s Bank of China, controls the conversion of the RMB into foreign currencies. The value of the RMB is subject to changes in PRC government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. All foreign exchange transactions continue to take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China.

12.	COMMITMENTS AND CONTINGENCIES

(a)	Capital commitments

As of December 31, 2010, the Company had entered into agreements with the People’s Government of the Zhaoyang District, Yunnan Province to purchase property, plant and equipment totaling approximately $17 million (2009: $19 million) related to the construction of production facilities.

(b)	Lease commitments

Operating lease commitments include commitments under non cancellable lease agreements for the Company’s office premises, as well as a land lease.   The leases expire from July 2011 through October 2042.  The future minimum rental payments as of December 31, 2010 were as follows:

Year ending	Amount
2011	$367
2012	74
2013	66
2014	22
2015	22
Thereafter	611

$1,162

Rent expense under operating leases was $0.1 million, $0.3 million and $0.6 million for the years ended December 31, 2008, 2009 and 2010, respectively.