Form 10-Q
period 2011-03-31
KAIBO FOODS Co Ltd
filed 2011-05-13
CIK 1426874

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 001-34715

KAIBO FOODS COMPANY LIMITED
(Exact name of small business issuer as specified in its charter)

Nevada	26-3552213
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Rm 2102 F&G, Nan Fung Centre, 264-298 Castle Peak Rd
Tsuen Wan, N.T., Hong Kong
(Address of principal executive offices)

(852) 2412-2208
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of May 13, 2011, there were 3,285,007 shares of common stock of the issuer outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KAIBO FOODS COMPANY LIMITED
CONSOLIDATED BALANCE SHEETS
 (US dollars in thousands, except share data)

	December 31,	March 31,
	2010	2011
		(Unaudited)
ASSETS

Current assets:
Cash	$27,374	$42,184
Trade accounts receivable	22,165	13,327
Inventories	1,596	2,323
Prepayments and other receivables	1,296	358

Total current assets	52,431	58,192
Property, plant and equipment, net	7,657	7,490
Deposits on property, plant and equipment	-	3,287

Total assets	$60,088	$68,969

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$240	$394
Accruals and other payables	3,530	2,535
Taxes payable	2,949	2,947
Short-term borrowings	2,655	3,440
Convertible note	25	25
Derivative instruments	55	116
Due to shareholders	2,870	4,170

Total liabilities (all current)	12,324	13,627

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 2,000,000 shares authorized; none issued and outstanding on December 31, 2010 and March 31, 2011	-	-
Common stock, par value $0.001 per share; 600,000,000 shares authorized; issued and outstanding 3,285,007 shares on December 31, 2010 and March 31, 2011	3	3
Additional paid in capital	9,122	9,122
Statutory reserve	5,425	5,425
Retained earnings	28,044	35,154
Accumulated other comprehensive income	5,170	5,638
Total shareholders’ equity	47,764	55,342

Total liabilities and shareholders’ equity	$60,088	$68,969

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

KAIBO FOODS COMPANY LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2010 AND 2011
(UNAUDITED)
(US dollars in thousands)

	Three Months Ended March 31,
	2010	2011

Sales	$16,973	$25,689
Cost of sales	(9,628)	(17,640)

Gross margin	7,345	8,049
Operating expenses	(754)	(864)
Income from operations	6,591	7,185

Interest expense and other	(39)	(107)
Interest income and other	302	32
	263	(75)

Income before income taxes	6,854	7,110
Income tax expense	(690)	-

Net income	$6,164	$7,110

Net income per share:
Basic	$0.27	$0.30

Diluted	$0.27	$0.30

Weighted average shares outstanding used in the calculation of net income per share:
Basic	22,493,475	23,416,766

Diluted	22,493,475	24,003,570

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

KAIBO FOODS COMPANY LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2010 AND 2011
(UNAUDITED)
(US dollars in thousands)

	Three Months Ended March 31,
	2010	2011

Net income	$6,164	$7,110
Other comprehensive income (loss):
Foreign currency translation adjustments	(142)	468

Total comprehensive income	$6,022	$7,578

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

KAIBO FOODS COMPANY LIMITED
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)
(US dollars in thousands, except share data)

	Common Stock		Additional paid in capital	Statutory reserve	Retained earnings	Accumulated other comprehensive income	Total
	Shares	Amount

Balances at January 1, 2011	3,285,007	$3	$9,122	$5,425	$28,044	$5,170	$47,764

Net income	-	-	-	-	7,110	-	7,110

Foreign currency translation adjustments	-	-	-	-	-	468	468

Balances at March 31, 2011	3,285,007	$3	$9,122	$5,425	$35,154	$5,638	$55,342

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

KAIBO FOODS COMPANY LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2010 AND 2011
(UNAUDITED)
(US dollars in thousands)

	Three Months Ended March 31,
	2010	2011

Operating activities:
Net income	$6,164	$7,110

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	241	254
Fair value change on derivative instruments	-	61

Changes in operating assets and liabilities:
Trade accounts receivable	5,955	8,956
Inventories	(74)	(711)
Prepayments and other receivables	142	960
Taxes payable	(623)	-
Trade accounts payable	193	152
Accruals and other payables	(109)	(1,011)

Net cash provided by operating activities	11,889	15,771

Investing activities:
Deposits for property, plant and equipment	-	(3,287)
Acquisitions of property, plant and equipment	-	(30)
Net cash used in investing activities	-	(3,317)

Financing activities:
Proceeds from short-term debt	-	760
Payment of dividends	(22,775)	-
Advances from shareholders	2,927	1,303
Repayment of advances from shareholders	(2,073)	-

Net cash (used in) provided by financing activities	(21,921)	2,063

(Decrease) increase in cash	(10,032)	14,517
Effect of exchange rate on changes in cash	(172)	293
Cash, beginning of period	22,131	27,374

Cash, end of the period	$11,927	$42,184

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$39	$46
Income taxes	$1,312	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

KAIBO FOODS COMPANY LIMITED
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2011
(UNAUDITED)
(US dollars in thousands)

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

On October 21, 2010 (the “Closing Date”), CFO Consultants, a U.S. public shell company (now known as the Company) completed a stock exchange transaction (the “Share Exchange”) with the stockholders of Hong Kong Waibo International Limited (“Waibo”), whereby 22,493,475 shares of CFO Consultants’ common stock were agreed to be issued to stockholders of Waibo in exchange for 100% of their outstanding capital stock in Waibo, equal to 96% of all of the Company’s outstanding common stock, after giving effect to the conversion of an outstanding convertible note of the Company held by Millennium Group, Inc. (“Millennium”), in the principal amount of $25,000 (Note 6).  The note is convertible into 586,804 shares of the Company’s common stock.

On the Closing Date, CFO Consultants did not have sufficient authorized shares to complete the issuance of the entire amount of these shares, therefore only 2,361,716 shares were issued to the designee of the shareholders of Waibo at the Closing Date, and no shares were issued to Millennium. After the Closing Date, these shares represented approximately 87% of the total issued and outstanding shares of the Company.  On March 10, 2011 the Company increased the total number of authorized shares of common stock, and the Company plans to issue the remaining 20,131,759 shares of common stock issuable pursuant to the stock exchange transaction to the designee of the former shareholders of Waibo and issue 586,804 shares of common stock to Millennium during the second quarter of 2011.

On the Closing Date, Waibo became a wholly owned subsidiary of the Company. The Share Exchange has been accounted for as a reverse acquisition and recapitalization whereby Waibo is deemed to be the accounting acquirer (and the legal acquiree) and the Company is deemed to be the accounting acquiree (and the legal acquirer). Accordingly, Waibo’s historical financial statements for the periods prior to the reverse acquisition became those of the Company retroactively restated for, and giving effect to, the number of shares received in the Share Exchange.  The assets and liabilities, and revenues and expenses of the Company are included in the accompanying financial statements effective from the Closing Date.  The total net liabilities assumed by Waibo as of the Closing Date were $25,000.  The Company is deemed to be a continuation of the business of Waibo.

KAIBO FOODS COMPANY LIMITED
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2011
(UNAUDITED)
(US dollars in thousands)

1.	ORGANIZATION AND BUSINESS OF THE COMPANY (Continued)

(b)	Recapitalization and reorganization: (Continued)

On March 10, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) with the Secretary of State of the State of Nevada for the purpose affecting a 1 for 16.09 reverse stock split (the “Reverse Stock Split”).  In addition to setting forth the terms of the Reverse Stock Split, the Amendment also (i) increased the total number of authorized shares of capital stock of the Company from 75,000,000 to 600,000,000 shares of common stock; (ii) provided for a class of 2,000,000 shares of blank check preferred stock; (iii) elected not to be governed by the business combination statute under the Nevada Private Corporations Law for the Company; and (iv) changed the name of the Company to “Kaibo Foods Company Limited”. All shares and per share amounts for periods prior to March 10, 2011 in these financial statements have been given effect to the Reverse Stock Split.

On March 23, 2011, the Company was approved to change its stock symbol on the OTC Bulletin Board and is now quoted under the stock symbol “KKFC”.

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

2.	BASIS OF PRESENTATION

The accompanying interim consolidated financial statements have been prepared by management without audit.  Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual audited financial statements for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 31, 2011.  Amounts as of December 31, 2010 are derived from those audited consolidated financial statements.

KAIBO FOODS COMPANY LIMITED
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2011
(UNAUDITED)
(US dollars in thousands)

2.	BASIS OF PRESENTATION (Continued)

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from these estimates.

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2011, and the results of its operations and cash flows for the three months ended March 31, 2010 and 2011, have been made.  The Company’s operations are seasonal; therefore, the results of operations for the three months ended March 31, 2011, are not necessarily indicative of the operating results for the full year.

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

The Company’s production facility in Gansu is located in a colder region in the PRC and typically halts production from January to February and resumes production in March.  The Gansu facility also halts production from June through July and resumes production in August.

During the off season, the production facilities perform routine maintenance on their production lines.

KAIBO FOODS COMPANY LIMITED
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2011
(UNAUDITED)
(US dollars in thousands)

3.	SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

Information about the organization of the Company, significant accounting policies, and recent accounting standards are included in the Company’s December 31, 2010 consolidated financial statements. However, certain selected accounting policies are described below:

(a)	Allowance for doubtful accounts

An allowance for doubtful accounts is provided based on an evaluation of the collectability of accounts receivable and other receivables. This evaluation primarily consists of an analysis based on current information available about the customer or borrower. Receivable losses are charged against the allowance when the Company believes the uncollectability of the receivable is confirmed. Subsequent recoveries, if any, are credited to the allowance. No allowance for doubtful accounts was deemed necessary as of December 31, 2010 and March 31, 2011.

(b)	Inventories

Inventory is stated at the lower of cost or market. Inventory is valued using the weighted-average method, which approximates actual cost. Capitalized costs include materials, labor and manufacturing overhead related to the purchase and production of inventories.  Excess and obsolete inventory reserves are established based upon the Company’s evaluation of the quantity of inventory on hand relative to demand.  No reserve for obsolete inventory was deemed necessary as of December 31, 2010 and March 31, 2011.

KAIBO FOODS COMPANY LIMITED
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2011
(UNAUDITED)
(US dollars in thousands)

3.	SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (Continued)

(c)	Property, plant and equipment

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

The Company reviews and evaluates its property, plant and equipment for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Recoverability is measured by comparing the total estimated future cash flows on an undiscounted basis to the carrying amount of the assets. If such assets are considered to be impaired, an impairment loss is measured and recorded based on discounted estimated future cash flows. The Company’s estimates of future cash flows are based on numerous assumptions, and it is possible that actual future cash flows will be significantly different than the estimates which are subject to significant risks and uncertainties.  Management believes that there is no impairment to property, plant and equipment as of December 31, 2010 and March 31, 2011.

KAIBO FOODS COMPANY LIMITED
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2011
(UNAUDITED)
(US dollars in thousands)

3.	SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (Continued)

(d)	Fair value accounting

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 820-10 (“FASB ASC 820-10”) establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). As required by FASB ASC 820-10, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The three levels of the fair value hierarchy under FASB ASC 820-10 are described below:

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

As of March 31, 2011, derivative instruments are measured at fair value on a recurring basis within Level 2 (See Note 10).  The Company did not have any assets or liabilities measured on a recurring basis within Level 1 or Level 3.

The carrying value of financial instruments including cash, trade accounts receivable and payable, convertible notes and short-term borrowings approximate fair value due to their short maturities.   The fair value of amounts due to shareholders is not practicable to estimate, due to the related party nature of the underlying transactions.

(e)	Revenue recognition

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

KAIBO FOODS COMPANY LIMITED
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2011
(UNAUDITED)
(US dollars in thousands)

3.	SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (Continued)

(f)	Income taxes

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

The Company files income tax returns in various foreign jurisdictions.  Various foreign jurisdiction tax years remain open to examination; however, the Company believes any additional assessment, if any, will be immaterial to its consolidated financial statements.  The Company does not believe there will be any material changes in its tax positions over the next 12 months.  Interest and penalties accrued on any unrecognized tax benefits, if any, will be recognized as a component of income tax expense.  As of March 31, 2011 the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three months ended March 31, 2010 and 2011.

(g)	Foreign currency translation

The functional currency of Waibo, the Company’s wholly owned subsidiary, is the Hong Kong Dollar (“HK$”). The functional currency of the Company’s wholly owned PRC subsidiaries is the Chinese Renminbi Yuan, (“RMB”). The RMB is not freely convertible into foreign currencies. The Company’s Hong Kong and PRC subsidiaries’ financial statements are maintained in their respective functional currencies. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods, which were not significant in 2010 or 2011.

KAIBO FOODS COMPANY LIMITED
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2011
(UNAUDITED)
(US dollars in thousands)

3.	SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (Continued)

(g)	Foreign currency translation (Continued)

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

The exchange rates applied are as follows:

	March 31,	December 31,	March 30,
	2010	2010	2011
Conversion from HK$ into US$:
Period end exchange rate	7.76	7.77	7.78
Average periodic exchange rate	7.76	7.77	7.79

Conversion from RMB into US$:
Period end exchange rate	6.83	6.59	6.54
Average periodic exchange rate	6.83	6.76	6.58

(h)	Earnings per share

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

Earnings per basic share of common stock is based on the weighted average number of shares of common stock outstanding during each respective period. Earnings per diluted share of common stock adds to basic weighted shares the weighted average number of shares issuable under convertible securities and warrants outstanding during each respective period, using the if-converted and treasury-stock methods (See Note 8).

(i)	Recent accounting guidance

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

4.	INVENTORIES

Inventories consist of:

	December 31,	March 31,
	2010	2011
		(Unaudited)

Raw materials	$454	$948
Finished goods	1,142	1,375

	$1,596	$2,323

KAIBO FOODS COMPANY LIMITED
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2011
(UNAUDITED)
(US dollars in thousands)

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	December 31,	March 31,
	2010	2011
		(Unaudited)
At cost:
Land use rights	$713	$718
Buildings	2,176	2,193
Motor vehicles	318	323
Plant and machinery	9,481	9,552
Other equipment	75	77
Construction in progress	4	34
	12,767	12,897
Less accumulated depreciation	(5,110)	(5,407)

	$7,657	$7,490

At December 31, 2010 and March 31, 2011, property and equipment with carrying amounts of $5.3 million and $5.1 million, respectively, were pledged as collateral for bank facilities granted to the Company (Note 6). Depreciation expense for the three months ended March 31, 2010 and 2011 was approximately $0.2 million for each period.

KAIBO FOODS COMPANY LIMITED
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2011
(UNAUDITED)
(US dollars in thousands)

6.	DEBT

(a)	Short-term borrowings:
	December 31,	March 31,
	2010	2011
		(Unaudited)

Secured bank borrowings	$2,655	$3,440

As of March 31, 2011, the Company has borrowings from banks, expiring at various dates through November 23, 2011, primarily used to finance working capital requirements.  The bank borrowings are in the form of credit facilities, which provide for borrowings of up to $3.4 million as of March 31, 2011. All amounts available to the Company from the bank are based on the amount of collateral pledged. All banking facilities available to the Company were fully utilized as of March 31, 2011.  Each draw on the bank facilities has a fixed term of twelve months for repayment. The interest rates on these borrowings are fixed at 5.31% to 5.89% per annum as of March 31, 2011.  The weighted average short-term borrowing rate was 5.07% and 5.56% for the three months ended March 31, 2010 and 2011, respectively.  These borrowings are collateralized by certain property, plant and equipment of the Company.

(b)	Convertible note:

On August 20, 2010, CFO Consultants issued a convertible note with principal amount of $25,000, and maturity date of August 20, 2012, to Millennium Group, Inc.  Millennium Group, Inc. is a consulting services firm that is owned and managed by an individual whose father is a shareholder of the Company.  The convertible note was issued to Millennium Group, Inc. as a non-refundable retainer to pay for Millennium to complete due diligence on CFO Consultants and to secure its assistance with future advice and assistance on new business directions including possible acquisitions.  CFO Consultants also engaged Millennium Group, Inc. pursuant to a consulting agreement to assist them in connection with new business development strategies and options.

The convertible note entitles Millennium Group, Inc. to convert the note into 2.5% of the Company’s fully diluted common shares at their option at any time before the maturity date.  The convertible note bears interest at 5% per annum and is payable in full, including accrued interest at maturity, unless converted earlier.

KAIBO FOODS COMPANY LIMITED
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2011
(UNAUDITED)
(US dollars in thousands)

6.	DEBT (Continued)

(b)	Convertible note: (Continued)

Under the consulting agreement, Millennium was to also receive a $400,000 cash payment if it was involved in assisting or advising the Company on any acquisition that was completed. On October 21, 2010, Millennium Group, Inc. elected to convert the entire balance of the convertible note plus accrued interest into 586,804 shares of the Company’s common stock.  The fair value of the consideration received by Millennium Group, Inc. (the 586,804 shares of common stock) was determined to be approximately $400,000 at the date Millennium Group, Inc. provided the Company with its notice to convert (October 21, 2010).  However, the Company has not issued shares to Millennium Group, Inc. to complete the conversion.  Therefore, this amount has been reported as a liability within “Accruals and Other Payables” as of March 31, 2011.

7.	INCOME TAXES

Pre-tax income from operations for the three months ended March 31, 2010 and 2011, was taxable in the following jurisdiction:

	Three Months Ended March 31,
	2010	2011
	(Unaudited)	(Unaudited)

Current income tax expenses - PRC	$690	$-

(a)	United States of America

No U.S. corporate income taxes are provided for in these consolidated financial statements, as the Company did not generate any taxable income in the U.S.

(b)	Hong Kong

No provision has been made for Hong Kong profits tax as the Company did not earn income subject to Hong Kong profits tax.

KAIBO FOODS COMPANY LIMITED
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2011
(UNAUDITED)
(US dollars in thousands)

7.	INCOME TAXES (Continued)

(c)	PRC (Continued)

The Company’s PRC subsidiaries were entitled to enjoy a preferential tax rate of 15% from 2003 to 2007 as they are engaged in agricultural projects encouraged by the government in the western region of China. However, pursuant to the circular entitled Scope of Preliminary Processing of Agricultural Products Entitled to Preferential Enterprise Income Tax Policies (Trial Implementation) published by Ministry of Finance (“MOF”) and State Administrative of Taxation (“SAT”), the Company’s PRC subsidiaries have been entitled to full exemption from PRC corporate income tax beginning January 1, 2008.  The exemption currently is not subject to any limitations.

A reconciliation of the PRC tax rate to the actual provision for taxes is as follows:

	Three Months Ended March 31,
	2010	2011
	(Unaudited)	(Unaudited)

PRC tax rate	15%	15%

Computed expected income tax expense	$1,028	$1,067
Tax exempt income – PRC subsidiaries	(1,035)	(1,095)
Hong Kong holding company losses	7	28
PRC withholding tax on dividends	690	-

	$690	$-

Pursuant to the New Tax Law, dividends declared by the Company’s PRC subsidiaries to their parent companies incorporated in Hong Kong are subject to withholding tax.  In accordance with Caishui (2008) No. 1 (“Circular 1”) issued by State Tax Authorities in February 2008, undistributed profits from the PRC subsidiaries up to December 31, 2007 are exempt from withholding tax when they are distributed in the future.  As a result, current income tax for three months ended March 31, 2010 includes a provision for dividend withholding tax for distributable profits that were earned subsequent to January 1, 2008.  No provision for dividend withholding tax has been provided since October 1, 2010, as our Board of Directors and management have approved a plan to reserve all profits earned after October 1, 2010 for the Company’s business expansion in future.

No deferred tax assets or liability have been recorded as there were no significant temporary differences that give rise to a deferred tax asset or liability as of December 31, 2010 and March 31, 2011.

KAIBO FOODS COMPANY LIMITED
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2011
(UNAUDITED)
(US dollars in thousands)

8.	NET INCOME PER SHARE

Basic net income per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted net income per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as warrants and convertible debt, unless the effect is anti-dilutive.

The following is a reconciliation of the denominators for the weighted average number of shares outstanding used in the calculation of basic net income per share for the three months ended March 31, 2010 and 2011:

	2010	2011
	(Unaudited)	(Unaudited)

Shares issued beginning of period	2,361,716	3,285,007
Effect of reverse merger (1)	20,131,759	20,131,759

Basic weighted average shares – end of period	22,493,475	23,416,766

(1)	Earnings per share for periods prior to the reverse merger have been restated to reflect the equivalent number of shares to be received pursuant to the Share Exchange by the Waibo shareholders.

The following is a reconciliation of the denominators for the weighted average number of shares outstanding used in the calculation of diluted net income per share for the three months ended March 31, 2010 and 2011:

	2010	2011
	(Unaudited)	(Unaudited)

Basic weighted average shares – end of period	22,493,475	23,416,766
Effect of convertible debt	-	586,804

Diluted weighted average shares – end of period	22,493,475	24,003,570

As of March 31, 2011 the Company had warrants outstanding to purchase 171,536 shares of common stock, which were considered anti-dilutive as exercise prices of the warrants exceeded the average market price of the Company’s common stock.  As of March 31, 2010, the Company had no potentially dilutive securities outstanding.

KAIBO FOODS COMPANY LIMITED
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2011
(UNAUDITED)
(US dollars in thousands)

9.	RELATED PARTY BALANCES AND TRANSACTIONS

The amounts due to shareholders as of March 31, 2010 and 2011 and transactions during the respective periods are as follows:
	2010	2011
	(Unaudited)	(Unaudited)

Balance at January 1,	$596	$2,870
Cash advances from shareholders	2,927	1,300
Repayment of cash advances from shareholders	(2,073)	-

Balance at March 31,	$1,450	$4,170

The amounts due to shareholders are unsecured, non-interest bearing and have no fixed terms of repayment. Cash advances received from shareholders are primarily used by the Company to finance working capital requirements.

10.	DERIVATIVE INSTRUMENTS

The Company has warrants outstanding to purchase an aggregate of 171,536 shares of the Company’s common stock at an exercise price of $5.23 per share or on a cashless exercise basis, which expire on March 10, 2014.  If at any time prior to the exercise of the warrants, the Company enters into an agreement to issue shares of its common stock at a price less than that obtained for the common stock and warrants issued in December 2010, the exercise price of the warrants will be adjusted downward as to obtain an equivalent number of shares of common stock at the lower issuance price.  As a result, the warrants are not considered to be indexed to the Company’s common stock and are therefore accounted for as a derivative liability instrument in the Company’s consolidated balance sheet.  As of December 31, 2010, the Company valued the warrants at approximately $55,000 using a binominal model and has reported the warrants as a liability on its consolidated balance sheet under the caption “Derivative Instruments”.  The change in fair value of the derivative instruments during the three months ended March 31, 2011 was approximately $61,000. Changes to the fair value of the derivative instruments are reported in the Company’s statement of operations under the caption “Interest expense and other”.

The assumptions used in the binominal model to estimate the fair value of the warrants as of March 31, 2011 are as follows:

Stock price	$2.89
Risk free interest rate	1.17%
Expected life	2.73 years
Expected volatility	63.56%
Expected dividend yield	0%

KAIBO FOODS COMPANY LIMITED
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2011
(UNAUDITED)
(US dollars in thousands)

11.	CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist principally of the following:

(a)	Cash and cash deposits

The Company maintains its cash and cash deposits primarily with various China State-owned banks and Hong Kong-based financial institutions. The Company performs periodic evaluations of the relative credit standing of those financial institutions.

(b)	Trade receivables and revenue

The Company sells potato starch to customers in the PRC. Management considers that the Company’s current customers are generally creditworthy and credit is extended based on an evaluation of the customers’ financial condition. Therefore, collateral is generally not required. The Company evaluates accounts receivable for potential credit losses based on its loss history and aging analysis. Such losses have been within management’s expectations.  At December 31, 2010 and March 31, 2011, the five largest customers accounted for 26% and 23% of trade receivables, respectively.  No single customer exceeds 10% of trade receivables.  For the three months ended March 31, 2010 and 2011, the five largest customers accounted for 25% and 22% net of sales, respectively. No single customer exceeds 10% of revenue for the three months ended 2010 and 2011.

(c)	Commodity risk

The cash flows and profitability of the Company’s current operations are significantly affected by the market price of potato starch and potatoes. These commodity prices can fluctuate widely and are affected by factors beyond the Company’s control.

(d)	Foreign currency risk

The RMB is not freely convertible into foreign currencies. The State Administration for Foreign Exchange, under the authority of People’s Bank of China, controls the conversion of the RMB into foreign currencies. The value of the RMB is subject to changes in China government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. All foreign exchange transactions continue to take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China.

12.	COMMITMENTS AND CONTINGENCIES

(a)	Capital commitments

In August 2010, the Company entered into agreements with the People’s Government of the Zhaoyang District, Yunnan Province to purchase property, plant and equipment totaling approximately $19 million related to the construction of production facilities. As of March 31, 2011, the Company has purchased $0.2 million of property, plant and equipment under these agreements and has made $3.3 million of deposits under these agreements. Therefore, as of March 31, 2011 the commitment has been reduced to $15.5 million.

KAIBO FOODS COMPANY LIMITED
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2011
(UNAUDITED)
(US dollars in thousands)

12.	COMMITMENTS AND CONTINGENCIES (Continued)

(b)	Lease commitments

Operating lease commitments include commitments under non-cancellable lease agreements for the Company’s office premises, as well as a land lease.   The leases expire from July 2011 through October 2042.  The yearly future minimum rental payments required as of March 31, 2011 were as follows:

Amount
2011 (nine months)	$214
2012	81
2013	46
2014	23
2015	23
Thereafter	606

$993

Rent expense under operating leases for the three months ended March 31, 2010 and 2011 was approximately $0.1 million for each period.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclaimer Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “believes,” “management believes” and similar language.  Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report are forward-looking statements that involve risks and uncertainties. The factors listed in the section captioned “Risk Factors,” as well as any cautionary language in this report provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report.

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

Pursuant to the Exchange Agreement by and among the Company, Waibo, the holders of all outstanding shares of Waibo (the “Waibo Shareholders”) and Orion Investment Inc. (the “Company’s Principal Shareholder”), we acquired all of the outstanding shares of Waibo (the “Waibo Shares”) from the Waibo Shareholders and the Waibo Shareholders transferred all of the Waibo Shares to us. In exchange, we agreed to issue to the Waibo Shareholders or their designee, an aggregate of 22,493,475 shares of common stock (the “Exchange Shares”), equal to 96% of all of our outstanding common stock, after giving effect to the conversion of an outstanding convertible note of the Company held by Millennium Group, Inc., in the principal amount of $25,000 (the “Convertible Note”).  The Convertible Note is convertible into 586,804 shares of common stock.  On the Closing Date, we did not have sufficient authorized shares to complete the issuance of the entire amount of Exchange Shares and shares issuable pursuant to the Convertible Note, so only 2,361,716 shares of common stock were issued to the designee of the Waibo Shareholders at the closing, and no shares were issued to the holder of the Convertible Note.

The business combination was accounted for as a reverse acquisition and recapitalization, whereby we were the surviving and continuing entity for financial reporting purposes and are deemed to be the acquirer of Waibo.  The business combination is accounted for as a reverse acquisition and recapitalization because (i) after the business combination the Waibo Shareholders held approximately 96% of our issued and outstanding shares of common stock (87% based on the actual number of shares issued on the Closing Date) and (ii) we had no prior operations.

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

We have established an extensive distribution network in the PRC. During the three months ended March 31, 2011, 50.1% and 49.9% of our products, respectively, were sold to manufacturers and distributors.

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
We currently have a production capacity of 111,500 metric tons per year for native potato starch. As of March 31, 2011, our production capacity utilization was 88%. We plan to establish new production lines for native potato starch, modified potato starch and whole potato starch.  We plan to increase our production capacity to 184,500 metric tons by 2012.  Should we able to increase our production capacity in time to meet any increase in demand, future growth of our revenue will be significantly improved.

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

Cost of sales

Our cost of sales comprises cost of raw material, direct labor and production overhead, which accounted for 82.5%, 1.3% and 16.2% of our cost of sales respectively for the three months ended March 31, 2011.

Potatoes are a key raw material and we source them from farmers in Yunnan, Gansu and Guizhou provinces in the PRC.

Direct labor includes salaries, wages and staff related costs of plant operators and those who are directly involved in the production of our products. Overhead consists mainly of depreciation charges on machinery, utilities (water and electricity) and other factory related costs.

In addition to the volume of production, our costs of sales are affected by (i) factors affecting the costs of raw materials, such as, market demand and supply conditions for potatoes, and harvesting conditions; (ii) factors affecting labor costs, such as demand and supply of labor, general wage levels, and government regulations; as well as (iii) factors affecting general manufacturing overhead, such as our depreciation expense resulting from capital expenditures and general prices of utilities charges.

Operating expenses

Our operating expenses consist of selling and distribution costs and administrative expenses.

Our selling and distribution costs consisted of transportation costs, salaries and staff welfare expenses of sales personnel, entertainment expenses and telecommunication expenses incurred by our sales personnel. Our facilities are strategically located near railways, which we use as the main method of transporting our products.  We pay for shipment of our products to the railway station, while our customers pay for the railway transfer fee.  Transportation costs accounted for an average of 73.0% of our selling and distribution costs incurred for the three months ended March 31, 2011.

Our administrative and other expenses consisted of salaries and staff related expenses for administrative personnel, depreciation charges, entertainment expenses and other office related expenses. The major components of administrative and other expenses include salaries and depreciation, which accounted for an average of 25.5% and 2.4% of our administrative expenses incurred for the three months ended March 31, 2011.

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

Interest expense and other

Our interest expense and other consists mainly of interest on bank borrowings, which were incurred for working capital purposes as well as changes in the fair value of our derivative instruments (warrants).

Income tax expenses

The PRC has enacted a tax policy that entitles a foreign corporation to a full exemption from both PRC state and local corporate income tax for the first two profitable calendar years of its operations and thereafter a 50% relief from the PRC state corporate income tax and full exemption from local corporate income tax for the following three calendar years.  Our PRC subsidiaries, Yunnan Zhaoyang Weili Starch Co, Guizhou Province Weining Weili Starch Co. Ltd., Gansu Weibao Starch Co., Ltd. and Yunnan WeiBao Modified Starch Limited, qualify for such tax exemptions. The circular entitled “Scope of Preliminary Processing of Agricultural Products Entitled to Preferential Enterprise Income Tax Policies (Trial Implementation)” published by Ministry of Finance and State Administrative of Taxation, entitled us to a full exemption from PRC corporate income tax since January 1, 2008. Our native potato starch qualifies for this exemption and as a result none of our subsidiaries are subject to PRC corporate income tax.

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

We review and evaluate property, plant and equipment for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows. Our estimates of future cash flows are based on numerous assumptions, and it is possible that actual future cash flows will be significantly different than the estimates which are subject to significant risks and uncertainties.  Management believes that there is no impairment to property, plant and equipment as of March 31, 2011.

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

Inventories

Inventory is stated at the lower of cost or market. Inventory is valued using the weighted average method, which approximates actual cost. Capitalized costs include materials, labor and manufacturing overhead related to the purchase and production of inventories.  Excess and obsolete inventory reserves are established based upon our evaluation of the quantity of inventory on hand relative to demand.  The total reserve for obsolete inventory was zero as of March 31, 2011.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is provided based on an evaluation of the collectability of accounts receivable, and other receivables. An allowance for doubtful accounts is provided, when considered necessary, primarily consisting of an analysis based on current information available about the customer or borrower. Receivable losses are charged against the allowance when our management believes the uncollectability of the receivable is confirmed. Subsequent recoveries, if any, are credited to the allowance. Total allowance for doubtful accounts was zero as of March 31, 2011.

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

Results of Operations

Comparison of the three months ended March 31, 2011 and 2010.

Sales

Our sales increased by 51.4% from $17.0 million for the first quarter of 2010 to $25.7 million for the first quarter of 2011 as a result of the increase in our average selling prices by 56.3% in the first quarter of 2011 compared to that of 2010.

 Cost of sales

Our cost of sales increased by 83.2% from $9.6 million for the first quarter of 2010 to $17.6 million for the first quarter of 2011, primarily due to corresponding increases in the average purchase price of potatoes.

 Gross profit and gross profit margin
	Three Months Ended March 31,
	2010	2011
	(Dollars in thousands except units and per unit data)
Revenue	$16,973	$25,689
Gross profit	$7,345	$8,049
Unit sales (metric tons)	22,740	22,020
Gross profit per unit	$323.0	$365.5
Gross profit as a percent of revenue	43.3%	31.3%

The price of agricultural products has increased significantly since third quarter of 2010 and became relatively stable during the first quarter of 2011.  The average purchase price of potatoes increased by 94.0% from $61 (RMB 399) per metric ton for the three months ended March 31, 2010 to $118 (RMB 774) per metric ton for the three months ended March 31, 2011.  The increase in the average purchase price of potatoes in the third quarter of 2010 resulted in an increase in the ratio of our cost of sales as a percentage to our sales in 2011.

Though our gross profit margin decreased from 43.3% in 2010 to 31.3% in 2011, we have successfully passed through the increase in the purchase price of potatoes to our customers and improved our gross profit per unit by 13.2% from $323.0 per metric ton in 2010 to $365.5 per metric ton in 2011.  Our customers are well informed regarding potato prices and the fact that potatoes are our major cost of sales.  Since our sales people are able to explain the price changes, we did not experience difficulty in gaining full customer acceptance on our price adjustments.  We did not lose any anticipated orders and were able to maintain our overall gross profit levels.

We believe that we have the ability to transfer incremental cost to our customers by making timely adjustments to our selling price.  As a result, our total gross profit still increased by 9.6% from $7.3 million in 2010 to $8.0 million in 2011.

Operating expenses

Operating expenses increased by 14.6% from $0.8 million for the first quarter of 2010 to $0.9 million for the first quarter of 2011. The increase was due to professional services and additional costs of being a publicly reporting company that we incurred during the first quarter of 2011.  We were not a publicly reporting company in the first quarter of 2010.

Income tax expense

The PRC subsidiaries have been entitled to full exemption on enterprise income tax in the PRC since January 1, 2008.  The income tax expense recorded during the first quarter of 2010 was provided for the dividend withholding tax of 10% on dividends declared by the PRC subsidiaries to their parent company incorporated in Hong Kong.

Our Board of Directors and management decided to reserve all profits earned after October 1, 2010 for our business expansion in the future and therefore no provision for dividend withholding tax has been provided for since October 1, 2010.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations primarily through internally generated cash, loans borrowed from banks and advances from shareholders. Going forward, we believe our sources of liquidity will be satisfied by using a combination of cash provided by our operating activities and proceeds from future offerings.

The following table sets out a summary of our cash flow during the three months ended March 31, 2010 and 2011:

	Three Months Ended March 31,
	2010	2011

	(Dollars in thousands)
Net cash provided by operating activities	$11,889	$15,771
Net cash used in investing activities	-	(3,317)
Net cash (used in) provided by financing activities	(21,921)	2,063
Net (decrease) increase in cash and cash equivalents	(10,032)	14,517
Effect of foreign exchange rate on changes in cash and cash equivalents	(172)	293
Cash and cash equivalents at beginning of year	22,131	27,374
Cash and cash equivalents at end of year	$11,927	$42,184

Cash flow from operating activities

We derive our cash flow from operating activities principally from receipt of payments for sales of our products.  Our cash outflow from operating activities is principally from purchases of raw materials.

For the three months ended March 31, 2011, we had net cash generated from operating activities of $15.8 million, which was primarily contributed by net income before working capital changes of $7.2 million and a decrease, representing customer repayments, in trade accounts receivable of $9.0 million.  The decrease in trade accounts receivable was primarily due to seasonality of sales which peak in the fourth quarter of the year.

For the three months ended March 31, 2010, we had net cash generated from operating activities of $11.9 million, which was primarily contributed by net income before working capital changes of $6.2 million and a decrease, representing customer repayments, in trade accounts receivable of $6.0 million.  The decrease in trade accounts receivable was primarily due to seasonality of sales which peak in the fourth quarter of the year.

Cash flow from investing activities

Our cash outflow from investing activities is principally for purchases of and deposits made for property, plant and equipment during the three months ended March 31, 2010 and 2011.

Cash flow from financing activities

We derive our cash inflow from financing activities principally from bank borrowings and advances from shareholders.  Our cash outflow from financing activities relates primarily to repayment of bank borrowings, advances to shareholders and the payment of dividends.

For the three months ended March 31, 2011, we had net cash provided by financing activities of $2.1 million, which was due to advances received from shareholders of $1.3 million and proceeds from short term debt of $0.8 million.

For the three months ended March 31, 2010, we had net cash used in financing activities of $21.9 million, which was primarily due to the cash outflow used to pay dividends of $22.8 million.

NET CURRENT ASSETS

The following table sets out our current assets and current liabilities as at the dates indicated:

	December 31,	March 31,
	2010	2011
Current assets:
Cash	$27,374	$42,184
Trade accounts receivable	22,165	13,327
Inventories	1,596	2,323
Prepayments and other receivables	1,296	358
	$52,431	$58,192

Current liabilities:
Trade accounts payable	240	394
Accruals and other payables	3,530	2,535
Income taxes payable	2,949	2,947
Short term borrowings	2,655	3,440
Convertible note	25	25
Derivative instruments	55	116
Due to shareholders	2,870	4,170
	12,324	13,627
Net current assets	$40,107	$44,565

We had net current assets of $44.6 million as of March 31, 2011.  The improvement in net current assets as of March 31, 2011 from December 31, 2010 of $4.5 million was primarily due to increase in cash as a result of the cash inflow from operating activities.

Trade accounts receivable

Our trade accounts receivable represent receivables from customers for sales of products. We had trade accounts receivable of $22.2 million and $13.3 million as of December 31, 2010 and March 31, 2011, respectively.  The decrease in trade receivables as of March 31, 2011 was due primarily to seasonality of sales.

The table below sets out our trade accounts receivable turnover days for the period indicated:

	Year Ended	Three Months Ended
	December 31,	March 31,
	2010	2011

Trade accounts receivable turnover days (note)	80	62

Note:
Trade accounts receivable turnover days is equal to the average trade accounts receivable divided by sales and multiplied by 365 days (90 days for the March 31, 2011 period). Average trade accounts receivable are equal to trade accounts receivable at the beginning of the year plus trade accounts receivable at the end of the year and divided by two.

The reduction in trade accounts receivable turnover days in 2011 to 62 days was as a result of low trade accounts receivable being outstanding as of March 31, 2011 due to seasonality of sales.

Inventories

Our inventories increased to $2.3 million as of March 31, 2011 from $1.6 million as of December 31, 2010.  The increase was due to increase in purchase prices for potatoes as of March 31, 2011 compared with that of December 31, 2010.

The following table sets out the summary of balance of our inventories as of the dates indicated:

	December 31,	March 31,
	2010	2011

Raw materials	$454	$948
Finished goods	1,142	1,375
	$1,596	$2,323

The following table sets out the inventory turnover days as of the dates indicated:

	Year Ended December 31,	Three Months Ended March 31
	2010	2011

Inventory turnover days	9	10

Note:
The calculation of inventory turnover days is based on the average inventory balances divided by cost of goods sold and multiplied by 365 days for the year (90 days for the March 31, 2011 period).  Average inventory balances are equal to inventory balance at the beginning of the year plus inventory balances at the end of the year and divided by two.

The inventory turnover days remained stable for December 31, 2010 and March 31, 2011.

Trade accounts payable

Our trade accounts payable primarily represented the amount we owed to our suppliers for the purchase of raw materials, mainly potatoes, packaging materials and coal.

Due to shareholders

The balances of amount due to shareholders of $2.9 million and $4.2 million as of December 31, 2010 and March 31, 2011 are unsecured, interest free and have no fixed terms of repayment.

Property, plant and equipment

Net plant and machinery and other office equipment, amounted to $7.7 million and $7.5 million as of December 31, 2010 and March 31, 2011, respectively.  We had no significant additions to property, plant and equipment during the periods presented.  Deposits of $3.3 million were made to purchase additional property, plant and equipment during the three months ended March 31, 2011.

Capital Expenditures

The following table sets out the historical capital expenditures during the period indicated:

	Year Ended December 31,	Three Months Ended March 31,
	2010	2011

Furniture, fixtures and office equipment	$153	$30

The following table sets out our projected capital expenditures for the three years ending December 31, 2013:

	December 31,
	2011	2012	2013
	(Dollars in thousands)
Land use rights	$13,761	$35,627	$-
Buildings	9,940	5,852	12,895
Plant and machinery	7,951	20,234	10,805
	$31,652	$61,713	$23,700

We expect that the capital expenditures for the three years ending December 2013 will be primarily used for land use rights, buildings, and plant and machinery to establish new production lines for native potato starch, modified potato starch and whole potato starch.

We expect to finance our projected capital expenditures mainly by the net proceeds from any future equity offerings after the and cash generated from operating activities.

COMMITMENT AND CONTINGENCIES

(a)	Capital commitments

In August 2010, the Company entered into agreements with the People’s Government of the Zhaoyang District, Yunnan Province to purchase property, plant and equipment totaling approximately $19 million related to the construction of production facilities. As of March 31, 2011, the Company has purchased $0.2 million of property, plant and equipment under these agreements and has made $3.3 million of deposits under these agreements. Therefore, as of March 31, 2011 the commitment has been reduced to $15.5 million.

(b)	Lease commitments
Operating lease commitments include commitments under non-cancellable lease agreements for our office premises, as well as a land lease. The leases expire from July 2011 through October 2042. The yearly future minimum rental payments required as of March 31, 2011 were as follows:
(Dollars in thousands)
2011 (nine months)	$214
2012	81
2013	46
2014	23
2015	23
Thereafter	606
$993

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2011, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6.  Exhibits.

(b)   Exhibits

Exhibit No.		Description
31.1	*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAIBO FOODS COMPANY LIMITED

Date: May 13, 2011	By:	/s/ Joanny Kwok
Joanny Kwok, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 13, 2011	By:	/s/ Ken Tsang
Ken Tsang, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
31.1	*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.