Form 10-Q
period 2011-06-30
KAIBO FOODS Co Ltd
filed 2011-08-19
CIK 1426874

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes ☐    No ☒

As of August 19, 2011, there were 24,003,570 shares of common stock of the issuer outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KAIBO FOODS COMPANY LIMITED
CONSOLIDATED BALANCE SHEETS
 (US dollars in thousands, except share data)

	December 31,	June 30,
	2010	2011
		(Unaudited)
ASSETS
Current assets:
Cash	$27,374	$53,629
Trade accounts receivable	22,165	-
Inventories	1,596	269
Prepayments and other receivables	1,296	502

Total current assets	52,431	54,400
Property, plant and equipment, net	7,657	7,370
Deposits on property, plant and equipment	-	8,622

Total assets	$60,088	$70,392

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$240	$-
Accruals and other payables	3,530	938
Taxes payable	2,949	2,947
Short-term borrowings	2,655	1,935
Convertible note	25	-
Derivative instruments	55	148
Due to shareholders	2,870	5,681

Total liabilities (all current)	12,324	11,649

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 2,000,000 shares authorized; none issued and outstanding on December 31, 2010 and June 30, 2011	-	-
Common stock, par value $0.001 per share; 600,000,000 shares authorized; issued and outstanding 3,285,007 and 24,003,570 shares on December 31, 2010 and June 30, 2011 respectively	3	24
Additional paid in capital	9,122	9,526
Statutory reserve	5,425	5,425
Retained earnings	28,044	37,371
Accumulated other comprehensive income	5,170	6,397
Total shareholders’ equity	47,764	58,743

Total liabilities and shareholders’ equity	$60,088	$70,392

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

KAIBO FOODS COMPANY LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)
(US dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011

Sales	$12,018	$11,411	$28,991	$37,100
Cost of sales	(6,971)	(8,124)	(16,599)	(25,764)

Gross margin	5,047	3,287	12,392	11,336
Operating expenses	(1,124)	(1,036)	(1,878)	(1,900)
Income from operations	3,923	2,251	10,514	9,436

Interest expense and other	(39)	(83)	(78)	(190)
Interest income and other	17	49	319	81
	(22)	(34)	241	(109)

Income before income taxes	3,901	2,217	10,755	9,327
Income tax expense	(423)	-	(1,113)	-

Net income	$3,478	$2,217	$9,642	$9,327

Net income per share:
Basic	$0.15	$0.09	$0.43	$0.40

Diluted	$0.15	$0.09	$0.43	$0.39

Weighted average shares outstanding used in the calculation of net income per share (Note 8):

Basic	22,493,475	23,742,768	22,493,475	23,578,867

Diluted	22,493,475	24,003,570	22,493,475	24,003,570

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

KAIBO FOODS COMPANY LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (UNAUDITED)
(US dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011

Net income	$3,478	$2,217	$9,642	$9,327
Other comprehensive income:
Foreign currency translation adjustments	539	759	397	1,227

Total comprehensive income	$4,017	$2,976	$10,039	$10,554

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

KAIBO FOODS COMPANY LIMITED
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)
(US dollars in thousands, except share data)

	Common stock		Additional paid in	Statutory	Retained	Accumulated other comprehensive
	Shares	Amount	capital	reserve	earnings	income	Total

Balances at January 1, 2011	3,285,007	$3	$9,122	$5,425	$28,044	$5,170	$47,764

Issuance of shares in connection with stock exchange transaction (Note 1 (b)):
- Issued to designee of the Waibo shareholders	20,131,759	20	(20)	-	-	-	-
- Issued to Millennium upon conversion of convertible note and other payable	586,804	1	424	-	-	-	425

Net income	-	-	-	-	9,327	-	9,327

Foreign currency translation adjustments	-	-	-	-	-	1,227	1,227

Balances at June 30, 2011	24,003,570	$24	$9,526	$5,425	$37,371	$6,397	$58,743

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

KAIBO FOODS COMPANY LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)
(US dollars in thousands)

	Six Months Ended June 30,
	2010	2011

Operating activities:
Net income	$9,642	$9,327

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	483	518
Fair value change on derivative instruments	-	93

Changes in operating assets and liabilities:
Trade accounts receivable	18,139	22,374
Inventories	995	1,345
Prepayments and other receivables	317	(53)
Taxes payable	(199)	-
Trade accounts payable	(14)	(241)
Accruals and other payables	(1,174)	(2,227)

Net cash provided by operating activities	28,189	31,136

Investing activities:
Deposits for property, plant and equipment	-	(7,669)
Acquisitions of property, plant and equipment	(133)	(82)
Net cash used in investing activities	(133)	(7,751)

Financing activities:
Proceeds from short-term debt	1,466	766
Payment on short-term debt	(1,466)	(1,532)
Payment of dividends	(22,775)	-
Advances from shareholders	3,029	2,814
Repayment of advances from shareholders	(2,073)	-

Net cash (used in) provided by financing activities	(21,819)	2,048

Net increase in cash	6,237	25,433
Effect of exchange rates on changes in cash	271	822
Cash, beginning of period	22,131	27,374

Cash, end of the period	$28,639	$53,629

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$78	$190
Income taxes	$1,312	$-

Non cash investing and financing activities:
Conversion of convertible note and other payable into common stock (Note 6 (b))	$-	$425

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

KAIBO FOODS COMPANY LIMITED
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE, 2010 AND 2011
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

On October 21, 2010 (the “Closing Date”), CFO Consultants, a U.S. public shell company (now known as the Company) completed a stock exchange transaction (the “Share Exchange”) with the stockholders of Hong Kong Waibo International Limited (“Waibo”), whereby 22,493,475 shares of CFO Consultants’ common stock were agreed to be issued to stockholders of Waibo in exchange for 100% of their outstanding capital stock in Waibo, equal to 96% of all of the Company’s outstanding common stock, after giving effect to the conversion of an outstanding convertible note of the Company held by Millennium Group, Inc. (“Millennium”), in the principal amount of $25,000 (Note 6).  The note was convertible into 586,804 shares of the Company’s common stock.

On the Closing Date, CFO Consultants did not have sufficient authorized shares to complete the issuance of the entire amount of these shares, therefore only 2,361,716 shares were issued to the designee of the shareholders of Waibo at the Closing Date, and no shares were issued to Millennium.  After the Closing Date, these shares represented approximately 87% of the total issued and outstanding shares of the Company. On March 10, 2011 the Company increased the total number of authorized shares of common stock.  On May 27, 2011 the Company issued the remaining 20,131,759 shares of common stock issuable pursuant to the stock exchange transaction to the designee of the former shareholders of Waibo and issued 586,804 shares of common stock to Millennium in full satisfaction of the convertible note.

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

On March 10, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) with the Secretary of State of the State of Nevada for the purpose affecting a 1 for 16.09 reverse stock split (the “Reverse Stock Split”).  In addition to setting forth the terms of the Reverse Stock Split, the Amendment also (i) increased the total number of authorized shares of capital stock of the Company from 75,000,000 to 600,000,000 shares of common stock; (ii) provided for a class of 2,000,000 shares of blank check preferred stock; (iii) elected for the Company not to be governed by the business combination statute under the Nevada Private Corporations Law; and (iv) changed the name of the Company to “Kaibo Foods Company Limited”. All shares and per share amounts for periods prior to March 10, 2011 in these financial statements have been given effect to the Reverse Stock Split.

On March 23, 2011, the Company was approved to change to its stock symbol on the OTC Bulletin Board and now trades under the stock symbol “KKFC”.

KAIBO FOODS COMPANY LIMITED
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE, 2010 AND 2011
(UNAUDITED)
(US dollars in thousands)

1.	ORGANIZATION AND BUSINESS OF THE COMPANY (Continued)

(c)	Business:

The Company mainly focuses on serving the local market in the PRC.  Currently, the Company’s potato starch products are sold to customers in twelve provinces and four municipalities in the PRC.  Sales of the Company’s products are generated using a combination of direct sales and distributor agreements. The Company created the “Weibao” and “Jiabao” brands with emphasis on high quality, purity, whiteness and consistency.  The Weibao brand is targeted at industrial users such as food and pharmaceutical manufacturers, while the Jiabao brand is targeted at food service operators such as restaurants, caterers and the customer retail market.

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

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2011, and the results of their operations and cash flows for the six months ended June 30, 2010 and 2011, have been made.  The Company’s operations are seasonal; therefore, the results of operations for the three and six months ended June 30, 2011, are not necessarily indicative of the operating results for the full year.

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

The Company’s production facility in Gansu is located in a colder region in the PRC and typically halts production from January through February and resumes production in March.  The Gansu facility also halts production from June through July and resumes production in August.

During the off season, the production facilities perform routine maintenance on their production lines.

KAIBO FOODS COMPANY LIMITED
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE, 2010 AND 2011
(UNAUDITED)
(US dollars in thousands)

3.	SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

Information about the organization of the Company, significant accounting policies, and recent accounting standards are included in the Company’s December 31, 2010 consolidated financial statements. However, certain selected accounting policies are described below:

(a)	Allowance for doubtful accounts

An allowance for doubtful accounts is provided based on an evaluation of the collectability of accounts receivable, and other receivables. This evaluation primarily consists of an analysis based on current information available about the customer or borrower. Receivable losses are charged against the allowance when the Company believes the uncollectability of the receivable is confirmed. Subsequent recoveries, if any, are credited to the allowance. No allowance for doubtful accounts was deemed necessary as of December 31, 2010 and June 30, 2011.

(b)	Inventories

Inventory is stated at the lower of cost or market. Inventory is valued using the weighted-average method, which approximates actual cost. Capitalized costs include materials, labor and manufacturing overhead related to the purchase and production of inventories.  Excess and obsolete inventory reserves are established based upon the Company’s evaluation of the quantity of inventory on hand relative to demand.  No reserve for obsolete inventory was deemed necessary as of December 31, 2010 and June 30, 2011.

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

The Company reviews and evaluates its property, plant and equipment for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Recoverability is measured by comparing the total estimated future cash flows on an undiscounted basis to the carrying amount of the assets. If such assets are considered to be impaired, an impairment loss is measured and recorded based on discounted estimated future cash flows. The Company’s estimates of future cash flows are based on numerous assumptions, and it is possible that actual future cash flows will be significantly different than the estimates which are subject to significant risks and uncertainties.  Management believes that there is no impairment to property, plant and equipment as of December 31, 2010 and June 30, 2011.

KAIBO FOODS COMPANY LIMITED
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE, 2010 AND 2011
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

As of June 30, 2011, derivative instruments are measured at fair value on a recurring basis within Level 2 (See Note 10).  The Company did not have any assets or liabilities measured on a recurring basis within Level 1 or Level 3.

The carrying value of financial instruments including cash, trade accounts receivable and payables, and short-term borrowings approximate fair value due to their short maturities.   The fair value of amounts due to shareholders is not practicable to estimate, due to the related party nature of the underlying transactions.

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

KAIBO FOODS COMPANY LIMITED
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE, 2010 AND 2011
(UNAUDITED)
(US dollars in thousands)

3.	SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (Continued)

(f)	Income taxes (continued)

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

The Company files income tax returns in various foreign jurisdictions.  Various foreign jurisdictional tax years remain open to examination; however, the Company believes any additional assessment, if any, will be immaterial to its consolidated financial statements.  The Company does not believe there will be any material changes in its tax positions over the next 12 months.  Interest and penalties accrued on any unrecognized tax benefits, if any, will be recognized as a component of income tax expense.  As of June 30, 2011, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the six months ended June 30, 2010 and 2011.

(g)	Foreign currency translation

The functional currency of Waibo, the Company’s wholly-owned subsidiary, is the Hong Kong Dollar (“HK$”). The functional currency of the Company’s wholly-owned PRC subsidiaries is the Chinese Renminbi Yuan, (“RMB”). The RMB is not freely convertible into foreign currencies. The Company’s Hong Kong and PRC subsidiaries’ financial statements are maintained in their respective functional currencies. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods, which were not significant in 2010 or 2011.

For financial reporting purposes, the consolidated financial statements of the Company have been translated into United States dollars (“$”). Assets and liabilities are translated at exchange rates at the balance sheet dates, revenue and expenses are translated at average exchange rates, and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included as a foreign currency translation adjustment to other comprehensive income, a component of shareholders’ equity.

The exchange rates applied are as follows:

	June 30,	December 31,	June 30,
	2010	2010	2011
Conversion from HK$ into $:
Period end exchange rate	7.79	7.77	7.78
Average periodic exchange rate	7.77	7.77	7.78

Conversion from RMB into $:
Period end exchange rate	6.78	6.59	6.46
Average periodic exchange rate	6.82	6.76	6.53

KAIBO FOODS COMPANY LIMITED
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE, 2010 AND 2011
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

4.	INVENTORIES

Inventories consist of:

	December 31,	June 30,
	2010	2011
		(Unaudited)

Raw materials	$454	$254
Finished goods	1,142	15

	$1,596	$269

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	December 31,	June 30,
	2010	2011
		(Unaudited)
At cost:
Land use rights	$713	$727
Buildings	2,176	2,221
Motor vehicles	318	326
Plant and machinery	9,481	9,670
Other equipment	75	81
Construction in progress	4	82
	12,767	13,107
Less accumulated depreciation	(5,110)	(5,737)

	$7,657	$7,370

At December 31, 2010 and June 30, 2011, property and equipment with carrying amounts of $5.3 million and $5.6 million, respectively, were pledged as collateral for the Company’s bank facilities (Note 6). Depreciation expense for the six months ended June 30, 2010 and 2011 was approximately $0.5 million for each period.

KAIBO FOODS COMPANY LIMITED
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE, 2010 AND 2011
(UNAUDITED)
(US dollars in thousands)

6.	DEBT

(a)	Short-term borrowings:

	December 31,	June 30,
	2010	2011
		(Unaudited)

Secured bank borrowings	$2,655	$1,935

As of June 30, 2011, the Company has borrowings from banks, expiring at various dates through June 2, 2012, primarily used to finance working capital requirements.  The bank borrowings are in the form of credit facilities, which provide for borrowings of up to $1.9 million as of June 30, 2011. All amounts available to the Company from the banks are based on the amount of collateral pledged. All banking facilities available to the Company were fully utilized as of June 30, 2011.  Each draw on the bank facilities has a fixed term of twelve months for repayment. The interest rates on these borrowings are fixed at 5.56% to 7.26% per annum as of June 30, 2011.  The weighted average short-term borrowing rate was 5.15% and 5.75% for the six months ended June 30, 2010 and 2011, respectively.  These borrowings are collateralized by certain property, plant and equipment of the Company.

(b)	Convertible note:

On August 20, 2010, CFO Consultants issued a convertible note with principal amount of $25,000, and maturity date of August 20, 2012, to Millennium.  Millennium is a consulting services firm that is owned and managed by an individual whose father is a shareholder of the Company.  The convertible note was issued to Millennium as a non-refundable retainer to pay for Millennium to complete due diligence on CFO Consultants and to secure its assistance with future advice and assistance on new business directions including possible acquisitions.  CFO Consultants also engaged Millennium pursuant to a consulting agreement to assist them in connection with new business development strategies and options.

Under a consulting agreement, Millennium was to also receive a $400,000 cash payment if it was involved in assisting or advising the Company on any acquisition that is completed. On October 21, 2010, Millennium elected to convert the entire balance of the convertible note plus accrued interest into 586,804 shares of the Company’s common stock.  The fair value of the consideration received by Millennium (the 586,804 shares of common stock) was determined to be approximately $400,000 at the date Millennium provided the Company with its notice to convert (October 21, 2010).  However, the Company did not have sufficient authorized shares to complete the conversion at that time.  Therefore, this amount was reported as a liability within “Accruals and Other Payables” as of December 31, 2010.  On May 27, 2011, the Company issued 586,804 shares of common stock to Millennium to complete the conversion.  Accordingly, both the carrying amount of the $25,000 convertible note and the $400,000 liability were reclassified to common stock and additional paid in capital of the Company at the date of conversion.

7.	INCOME TAXES

Pre-tax income from operations for the three and six months ended June 30, 2010 and 2011, was taxable in the following jurisdiction:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current income tax expenses - PRC	$423	$-	$1,113	$-

KAIBO FOODS COMPANY LIMITED
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE, 2010 AND 2011
(UNAUDITED)
(US dollars in thousands)

7.	INCOME TAXES (continued)

(a)	United States of America

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

A reconciliation of the PRC tax rate to the actual provision for taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

PRC tax rate	15%	15%	15%	15%

Computed expected income tax expense	$585	$331	$1,613	$1,399
Tax exempt income – PRC subsidiaries	(589)	(341)	(1,624)	(1,437)
Hong Kong holding company losses	4	10	11	38
PRC withholding tax on dividends	423		1,113	-

	$423	$-	$1,113	$-

Pursuant to the New Tax Law, dividends declared by the Company’s PRC subsidiaries to their parent companies incorporated in Hong Kong are subject to withholding tax.  In accordance with Caishui (2008) No. 1 (“Circular 1”) issued by State Tax Authorities in February 2008, undistributed profits from the PRC subsidiaries up to December 31, 2007 are exempt from withholding tax when they are distributed in the future.  As a result, current income tax for six months ended June 30, 2010 includes a provision for dividend withholding tax for distributable profits that were earned subsequent to January 1, 2008.  No provision for dividend withholding tax has been provided since October 1, 2010, as our Board of Directors and management have approved a plan to reserve all profits earned after October 1, 2010 for the Company’s business expansion in future.

No deferred tax assets or liabilities have been recorded as there were no significant temporary differences that give rise to a deferred tax asset or liability as of December 31, 2010 and June 30, 2011.

KAIBO FOODS COMPANY LIMITED
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE, 2010 AND 2011
(UNAUDITED)
(US dollars in thousands)

8.	NET INCOME PER SHARE

Basic income per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted income per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as warrants and convertible debt, unless the effect is anti-dilutive.

The following is a reconciliation of the denominators for the weighted average number of shares outstanding used in the calculation of basic income per share for the three and six months ended June 30, 2010 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Shares issued	2,361,716	3,611,009	2,361,716	3,447,108
Effect of reverse merger (1)	20,131,759	20,131,759	20,131,759	20,131,759

Basic weighted average shares –end of period	22,493,475	23,742,768	22,493,475	23,578,867

(1)	Earnings per share for periods prior to the reverse merger have been restated to reflect the equivalent number of shares to be received pursuant to the Share Exchange by the Waibo shareholders.

The following is a reconciliation of the denominators for the weighted average number of shares outstanding used in the calculation of diluted income per share for the three and six months ended June 30, 2010 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Shares issued	22,493,475	23,742,768	22,493,475	23,578,867
Effect of convertible debt	-	260,802	-	424,703

Diluted weighted average shares-end of period	22,493,475	24,003,570	22,493,475	24,003,570

As of June 30, 2011, the Company has warrants outstanding to purchase 171,536 shares of common stock, which were considered anti-dilutive, as exercise prices of the warrants exceeded the average market price of the Company’s common stock.  As of June 30, 2010, the Company had no potentially dilutive securities outstanding.

KAIBO FOODS COMPANY LIMITED
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE, 2010 AND 2011
(UNAUDITED)
(US dollars in thousands)

9.	RELATED PARTY BALANCES AND TRANSACTIONS

The amounts due to shareholders as of June 30, 2010 and 2011 and transactions during the respective periods are as follows:

	2010	2011
	(Unaudited)	(Unaudited)

Balance at January 1,	$596	$2,870
Cash advances from shareholders	3,029	2,814
Repayment of cash advances from shareholders	(2,073)	-
Exchange difference	(37)	(3)

Balance at June 30,	$1,515	$5,681

The amounts due to shareholders are unsecured, non-interest bearing and have no fixed terms of repayment. Cash advances received from shareholders are primarily used by the Company to finance working capital requirements.

10.	DERIVATIVE INSTRUMENTS

The Company has warrants outstanding to purchase an aggregate of 171,536 shares of the Company’s common stock at an exercise price of $5.23 per share or on a cashless exercise basis, which expire on March 10, 2014.  If at any time prior to the exercise of the warrants, the Company enters into an agreement to issue shares of its common stock at a price less than that obtained for the common stock and warrants issued in December 2010, the exercise price of the warrants will be adjusted downward as to obtain an equivalent number of shares of common stock at the lower issuance price.  As a result, the warrants are not considered to be indexed to the Company’s common stock and are therefore accounted for as a derivative liability instrument in the Company’s consolidated balance sheet.  As of December 31, 2010, the Company valued the warrants at approximately $55,000 using a binominal model and has reported the warrants as a liability on its consolidated balance sheet under the caption “Derivative Instruments”.  The change in fair value of the derivative instruments during the three and six months ended June 30, 2011 was approximately $32,000 and $93,000, respectively. Changes to the fair value of the Derivative Instruments are reported in the Company’s statement of operations under the caption “Interest expense and other”.

The assumptions used in the binominal model to estimate the fair value of the warrants are as follows:

	December 31,	June 30,
	2010	2011
		(Unaudited)
Stock price	$2.41	$3.25
Risk free interest rate	0.98%	1.17%
Expected term	3.0 years	2.48 years
Expected volatility	51%	66%
Expected dividend yield	0%	0%

KAIBO FOODS COMPANY LIMITED
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE, 2010 AND 2011
(UNAUDITED)
(US dollars in thousands)

11.	CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist principally of the following:

(a)	Cash

The Company maintains its cash  primarily with various China State-owned banks and Hong Kong-based financial institutions. The Company performs periodic evaluations of the relative credit standing of those financial institutions.

(b)	Trade receivables

The Company sells potato starch to customers in the PRC. Management considers that the Company’s current customers are generally creditworthy, and credit is extended based on an evaluation of the customers’ financial condition. Therefore, collateral is generally not required. The Company evaluates accounts receivable for potential credit losses based on its loss history and aging analysis. Such losses have been within management’s expectations.  At December 31, 2010 and June 30, 2011, the five largest customers accounted for 26% and nil of trade receivables, respectively.  No single customer exceeded 10% of trade receivables as of December 31, 2010 and June 30, 2011.  For the three ended June 30, 2010 and 2011, the five largest customers accounted for 27% and 26% of net sales, and for the six months ended June 30, 2010 and 2011, 24% and 21% of net sales, respectively.

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

In August 2010, the Company entered into agreements with the People’s Government of the Zhaoyang District, Yunnan Province to purchase property, plant and equipment totaling approximately $19 million related to the construction of production facilities. As of June 30, 2011, the Company has purchased $0.1 million of property, plant and equipment under these agreements and has made $8.6 million of deposits under these agreements. Therefore, as of June 30, 2011, the commitment has been reduced to $10.3 million.

KAIBO FOODS COMPANY LIMITED
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE, 2010 AND 2011
(UNAUDITED)
(US dollars in thousands)

12.	COMMITMENTS AND CONTINGENCIES (Continued)

(b)	Lease commitments

Operating lease commitments include commitments under non-cancellable lease agreements for the Company’s office premises, as well as a land lease.   The leases expire from July 2011 through October 2042.  The annual future minimum rental payments required as of June 30, 2011 were as follows:

Amount
2011 (six months)	$102
2012	83
2013	32
2014	23
2015	23
Thereafter	612

$875

Rent expense under operating leases for the three and six months ended June 30, 2010 and 2011 was approximately $0.1 million for each period.

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

Pursuant to the Exchange Agreement by and among the Company, Waibo, the holders of all outstanding shares of Waibo (the “Waibo Shareholders”) and Orion Investment Inc. (the “Company’s Principal Shareholder”), we acquired all of the outstanding shares of Waibo (the “Waibo Shares”) from the Waibo Shareholders and the Waibo Shareholders transferred all of the Waibo Shares to us. In exchange, we agreed to issue to the Waibo Shareholders or their designee, an aggregate of 22,493,475 shares of common stock (the “Exchange Shares”), equal to 96% of all of our outstanding common stock, after giving effect to the conversion of an outstanding convertible note of the Company held by Millennium Group, Inc., in the principal amount of $25,000 (the “Convertible Note”). The Convertible Note was convertible into 586,804 shares of common stock. On the Closing Date, we did not have sufficient authorized shares to complete the issuance of the entire amount of Exchange Shares and shares issuable pursuant to the Convertible Note, so only 2,361,716 shares of common stock were issued to the designee of the Waibo Shareholders at the closing, and no shares were issued to the holder of the Convertible Note.  After the Closing Date, these shares represented approximately 87% of the total issued and outstanding shares of the Company. On March 10, 2011 we increased the total number of authorized shares of our common stock.  On May 27, 2011 we issued the remaining 20,131,759 shares of common stock issuable pursuant to the stock exchange transaction to the designee of the former shareholders of Waibo and issued 586,804 shares of common stock to Millennium.

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

Sales

We normally enter into six-month agreements with our customers. The agreement specifies the quantity that the customer believes they will buy during the forthcoming nine months and the negotiated price per metric ton.  Our customers are not charged a penalty for failing to purchase the quantities set forth in our contracts. However, historically our customers have purchased the set amount in the contracts.  In the event the market price exceeds 10% of the price stipulated in the contract, the agreed price stated on the agreement will be adjusted to the reflect the current market price.

We sell premium quality native potato starch, which is usually sold for 5-10% more than the average market price.

We have established an extensive distribution network in the PRC. During the six months ended June 30, 2011, 50.5% and 49.5% of our products were sold to manufacturers and distributors, respectively.

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

We currently have a production capacity of 111,500 metric tons per year for native potato starch. As of June 30, 2011, our production capacity utilization was 67% (an average of 6 months) We plan to establish new production lines for native potato starch, modified potato starch and whole potato starch.  We plan to increase our production capacity to 184,500 metric tons by 2012.  Should we able to increase our production capacity in time to meet any increase in demand, future growth of our revenue will be significantly improved.

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

Cost of sales

Our cost of sales is comprised of cost of raw material, direct labor and production overhead, which accounted for 90.5%, 1.3% and 8.2% of our cost of sales respectively for the six months ended June 30, 2011.

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

Our selling and distribution costs consisted of transportation costs, salaries and staff welfare expenses of sales personnel, entertainment expenses and telecommunication expenses incurred by our sales personnel. Our facilities are strategically located near railways, which we use as the main method of transporting our products.  We only pay for shipment of our products to the railway station.  Our customers pay for the railway transfer fee.  Transportation costs accounted for an average of 67.1% of our selling and distribution costs incurred for the six months ended June 30, 2011.

Our administrative and other expenses consisted of salaries and staff related expenses for administrative personnel, depreciation charges, entertainment expenses and other office related expenses. The major components of administrative and other expenses include salaries and depreciation, which accounted for an average of 49.4% and 2.4% of our administrative expenses incurred for the six months ended June 30, 2011.

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

Income tax expenses

The PRC has enacted a tax policy that entitles a foreign corporation to a full exemption from both PRC state and local corporate income tax for the first two profitable calendar years of its operations and thereafter a 50% relief from the PRC state corporate income tax and full exemption from local corporate income tax for the following three calendar years.  Our PRC subsidiaries, namely Yunnan WeiLi, Guizhou WeiLi and Gansu WeiBao, qualify for such tax exemptions. The circular entitled “Scope of Preliminary Processing of Agricultural Products Entitled to Preferential Enterprise Income Tax Policies (Trial Implementation)” published by Ministry of Finance and State Administrative of Taxation, has entitled us to a full exemption from PRC corporate income tax since January 1, 2008. Our native potato starch qualifies for this exemption and as a result none of our subsidiaries are subject to PRC corporate income tax.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified certain accounting policies that are significant to the preparation of the financial statements. Critical accounting policies are those that are both most important to the portrayal of our results of operations and financial condition and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments.  We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of the financial statements.

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

We review and evaluate property, plant and equipment for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows. Our estimates of future cash flows are based on numerous assumptions, and it is possible that actual future cash flows will be significantly different than the estimates which are subject to significant risks and uncertainties.  Management believes that there is no impairment to property, plant and equipment as of June 30, 2011.

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

Inventories

Inventory is stated at the lower of cost or market. Inventory is valued using the weighted average method, which approximates actual cost. Capitalized costs include materials, labor and manufacturing overhead related to the purchase and production of inventories.  Excess and obsolete inventory reserves are established based upon our evaluation of the quantity of inventory on hand relative to demand.  The total reserve for obsolete inventory was zero as of June 30, 2011.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is provided based on an evaluation of the collectability of accounts receivable, and other receivables. An allowance for doubtful accounts is provided, when considered necessary, primarily consisting of an analysis based on current information available about the customer or borrower. Receivable losses are charged against the allowance when our management believes the uncollectability of the receivable is confirmed. Subsequent recoveries, if any, are credited to the allowance. Total allowance for doubtful accounts was zero as of June 30, 2011.

Results of Operations

Comparison of the three and six months ended June 30, 2011 and 2010.

Sales

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Dollars in thousands except units and per unit data)
Revenue	$12,018	$11,411	$28,991	$37,100
Gross profit	$5,047	$3,287	$12,392	$11,336
Unit sales (metric tons)	15,975	9,540	38,715	31,560
Selling price per unit	$752	$1,196	$749	$1,176
Gross profit per unit	$316	$345	320	$359
Gross profit as a % of revenue	42.0%	28.8%	42.7%	30.6%

Our sales decreased by 5.1% from $12.0 million for the second quarter of 2010 to $11.4 million for the second quarter of 2011 due to the decrease of our sales volume offset by the increase in average unit selling price.

The price of agricultural products has increased significantly since the third quarter of 2010 and became relatively stable during the first quarter of 2011, which resulted in an increase in purchase price of potatoes by 94.0% from RMB400 ($59) per metric ton for the three months ended June 30, 2010 to RMB775 ($119) per metric ton compared with June 30, 2011.  We were able to pass through the increase in the purchase price of potatoes to our customers and increased our average selling price by 59.0% in the second quarter of 2011 compared to that of 2010.

However, the price of potatoes has surged sharply to an unusually high level since the middle of April 2011 due to the following reasons:

a.)	Price distortion due to speculation in the potato market

b.)	A dwindling supply of potatoes for the season

We can pass through the incremental cost of potatoes to our customers only if the increment is reasonable and acceptable to our downstream industries.  Because the purchase price of potatoes was at an unusually high level during the quarter, making our products much less affordable to our customers, we chose to suspend our production lines in the middle of April 2011, which was earlier than we would typically suspend production for the season.  Accordingly, our sales volume decreased by 34.9% for the second quarter of 2011 compared to that of 2010.

However, our sales revenue increased by 28.0% from $29.0 million for the six months of 2010 to $37.1 million for the six months of 2011 due to increase of our average unit selling price offset by decrease of sales volume as mentioned above.

Cost of sales

Our cost of sales increased by 16.5% from $7.0 million for the second quarter of 2010 to $8.1 million for the second quarter of 2011, primarily due to corresponding increases in the average purchase price of potatoes offset by decrease in sales volume.

Our cost of sales increased by 55.2% from $16.6 million for the six months of 2010 to $25.8 million for the six months of 2011, primarily due to corresponding increases in the average purchase price of potatoes offset by decrease in sales volume.

Gross profit and gross profit margin

The price of agricultural products has increased significantly since the third quarter of 2010.  The increase in the average purchase price of potatoes in 2011 has resulted in an increase in the ratio of our cost of sales as a percentage to our sales.

Though our gross profit margin decreased from 42.0% for the second quarter of 2010 to 28.8% for the second quarter of 2011, we passed through the increase in the purchase price of potatoes to our customers and improved our gross profit per unit by 9.2% from $316 per metric ton in 2010 to $345 per metric ton in 2011.  Due to early suspension of our production in response to the unusually high price of potatoes since the middle of April 2011, our gross profit decreased from $5.0 million for the second quarter of 2010 to $3.3 million for the second quarter of 2011.

Likewise, our gross profit decreased from $12.4 million for the six months of 2010 to $11.3 million for the six months of 2011 due to the decrease in sales volume offset by the increase in selling price.  Our gross profit margin decreased from 42.7% for the six months of 2010 to 30.6% for the six months of 2011 due to the increase in the purchase price of potatoes.

Operating expenses

Operating expenses remained stable at $1.0 million for the second quarter of 2011 as compared to the same period in 2010 and were stable at $1.9 million for the first six months of 2011 as compared to the same period in 2010.

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

The following table sets out a summary of our cash flow during the six months ended June 30, 2010 and 2011:

	Six Months Ended June 30,
	2010	2011
	(Dollars in thousands)
Net cash provided by operating activities	$28,189	$31,136
Net cash used in investing activities	(133)	(7,751)
Net cash (used in) provided by financing activities	(21,819)	2,048
Net increase in cash and cash equivalents	6,237	25,433
Effect of foreign exchange rate on changes in cash and cash equivalents	271	822
Cash and cash equivalents at beginning of year	22,131	27,374
Cash and cash equivalents at end of year	$28,639	$53,629

Cash flow from operating activities

We derive our cash flow from operating activities principally from receipt of payments for sales of our products.  Our cash outflow from operating activities is principally from purchases of raw materials.

For the six months ended June 30, 2011, we had net cash generated from operating activities of $31.1 million, which was primarily contributed by net income before working capital changes of $9.3 million and a decrease, representing customer repayments, in trade accounts receivable of $22.4 million.  The decrease in trade accounts receivable and resulting increase in cash payments was primarily due to seasonality of sales.

For the six months ended June 30, 2010, we had net cash generated from operating activities of $28.2 million, which was primarily contributed by net income before working capital changes of $9.6 million and a decrease, representing customer repayments, in trade accounts receivable of $18.1 million.  The decrease in trade accounts receivable and resulting increase in cash payments was primarily due to seasonality of sales.

Cash flow from investing activities

Our cash outflow from investing activities is principally for purchases of property, plant and equipment during the six months ended June 30, 2010 and 2011.

Cash flow from financing activities

We derive our cash inflow from financing activities principally from bank borrowings and advances from shareholders.  Our cash outflow from financing activities relates primarily to repayment of bank borrowings, advances to shareholders and the payment of dividends.

For the six months ended June 30, 2011, we had net cash provided by financing activities of $2.0 million, which was due primarily to the net advances received from shareholders of $2.8 million, offsetting by net payment of short-term debt of $0.8 million.

For the six months ended June 30, 2010, we had net cash used in financing activities of $21.8 million, which was due to the cash outflow used to pay dividends of $22.8 million.

NET CURRENT ASSETS

The following table sets out our current assets and current liabilities as at the dates indicated:

	December 31,	June 30,
	2010	2011
Current assets:
Cash	$27,374	$53,629
Trade accounts receivable, net	22,165	-
Inventories	1,596	269
Prepayments and other receivables	1,296	502
	52,431	54,400

Current liabilities:
Trade accounts payable	240	-
Accruals and other payables	3,530	938
Income taxes payable	2,949	2,947
Short term borrowings	2,655	1,935
Convertible note	25	-
Derivative instruments	55	148
Due to shareholders	2,870	5,681
	12,324	11,649
Net current assets	$40,107	$42,751

We had net current assets of $42.8 million as of June 30, 2011.  The improvement in net current assets as of June 30, 2011 from December 31, 2010 of $2.7 million was primarily due to an increase in cash as a result of the cash inflow from operating activities offset by cash outflow used in investing activities of $7.8 million.

Trade accounts receivable

Our trade accounts receivable represent receivables from customers for sales of products. We had trade accounts receivable of $22.2 million and nil as of December 31, 2010 and June 30, 2011, respectively.  The decrease in trade receivables as of June 30, 2011 was due primarily to seasonality of sales.

The table below sets out our trade accounts receivable turnover days for the periods indicated:

	Year Ended December 31,	Six Months Ended June 30,
	2010	2011

Trade accounts receivable turnover days (note)	80	54

Note:
Trade accounts receivable turnover days is equal to the average trade accounts receivable divided by sales and multiplied by 365 days (181 days for the six months ended June 30, 2011). Average trade accounts receivable are equal to trade accounts receivable at the beginning of the year plus trade accounts receivable at the end of the year and divided by two.

The significant drop in trade accounts receivable turnover days for six months ended June 30, 2011 to 54 days was a result of zero trade accounts receivable being outstanding as of June 30, 2011 due to seasonality.

Inventories

Our inventories decreased to $0.3 million as of June 30, 2011 from $1.6 million as of December 31, 2010 due to seasonality of sales.

The table below sets out our inventory turnover days for the periods indicated:

	Year Ended December 31,	Six Months Ended June 30,
	2010	2011

Inventory turnover days (note)	13	7

Note:
The calculation of inventory turnover days is based on the average inventory balances divided by cost of goods sold and multiplied by 365 days (181 days for the six months ended June 30, 2011).  Average inventory balances are equal to inventory balance at the beginning of the year plus inventory balances at the end of the year and divided by two.

The significant drop in inventory turnover days for six months ended June 30, 2011 to 7 days was a result of suspension of our production process due to seasonality.

Trade accounts payable

Our trade accounts payable primarily represented the amount we owed to our suppliers for the purchase of raw materials, mainly potatoes, packaging materials and coal.

Due to shareholders

The balances of amount due to shareholders of $2.9 million and $5.7 million as of December 31, 2010 and June 30, 2011 are unsecured, interest free and have no fixed terms of repayment.

Property, plant and equipment

Net plant and machinery and other office equipment, amounted to $7.7 million and $7.4 million as of December 31, 2010 and June 30, 2011, respectively.  We had no significant additions to property, plant and equipment during the periods presented.  Deposits of $8.6 million were made to purchase additional property, plant and equipment during the six months ended June 30, 2011.

Capital Expenditures

The following table sets out the historical capital expenditures, including deposits made for property, plant and equipment, during the period indicated:

	Year Ended December 31,	Six Months Ended June 30,
	2010	2011

Furniture, fixtures and office equipment	$133	$7,751

The following table sets out our projected capital expenditures for the three years ending December 31, 2013:

	December 31,
	2011	2012	2013
	(for the remaining 6 months)
Land use rights	$-	$9,288	$36,068
Buildings	-	8,452	10,526
Plant and machinery	8,050	-	13,622
	$8,050	$17,740	$60,216

We expect that the capital expenditures for the three years ending December 2013 will be primarily used for land use rights, buildings, and plant and machinery to establish new production lines for native potato starch, modified potato starch and whole potato starch.

We expect to finance our projected capital expenditures mainly by cash generated from operating activities.

COMMITMENT AND CONTINGENCIES

(a)	Capital commitments

In August 2010, the Company entered into agreements with the People’s Government of the Zhaoyang District, Yunnan Province to purchase property, plant and equipment totaling approximately $19 million related to the construction of production facilities. As of June 30, 2011, the Company has purchased $0.1 million of property, plant and equipment under these agreements and has made $8.6 million of deposits under these agreements. Therefore, as of June 30, 2011 the commitment has been reduced to $10.3 million.

(b)	Lease commitments

Operating lease commitments include commitments under non-cancellable lease agreements for our office premises, as well as a land lease. The leases expire from July 2011 through October 2042. The yearly future minimum rental payments required as of June 30, 2011 were as follows:

(Dollars in thousands)
2011 (six months)	$102
2012	83
2013	32
2014	23
2015	23
Thereafter	612
$875

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2011, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6.  Exhibits.

(b)   Exhibits

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAIBO FOODS COMPANY LIMITED

Date: August 19, 2011	By:	/s/ Joanny Kwok
Joanny Kwok,
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 19, 2011	By:	/s/ Ken Tsang
Ken Tsang,
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.