Form 10-Q
period 2011-09-30
KAIBO FOODS Co Ltd
filed 2011-11-21
CIK 1426874

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes  ☐     No  ☒

As of November 21, 2011, there were 24,003,570 shares of common stock of the issuer outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KAIBO FOODS COMPANY LIMITED
CONSOLIDATED BALANCE SHEETS
 (US dollars in thousands, except share data)

	December 31,	September 30,
	2010	2011
		(Unaudited)
ASSETS
Current assets:
Cash	$27,374	$47,269
Trade accounts receivable	22,165	17,130
Inventories	1,596	2,960
Prepayments and other receivables	1,296	460

Total current assets	52,431	67,819
Property, plant and equipment, net	7,657	7,309
Deposits on property, plant and equipment	-	10,486

Total assets	$60,088	$85,614

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$240	$456
Accruals and other payables	3,530	2,771
Taxes payable	2,949	2,949
Short-term borrowings	2,655	3,527
Convertible note	25	-
Derivative instruments	55	30
Due to shareholders	2,870	7,821

Total liabilities (all current)	12,324	17,554

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 2,000,000 shares authorized; none issued and outstanding on December 31, 2010 and September 30, 2011	-	-
Common stock, par value $0.001 per share; 600,000,000 shares authorized; issued and outstanding 3,285,007 and 24,003,570 shares on December 31, 2010 and September 30, 2011 respectively	3	24
Additional paid in capital	9,122	9,526
Statutory reserve	5,425	5,425
Retained earnings	28,044	45,762
Accumulated other comprehensive income	5,170	7,323
Total shareholders’ equity	47,764	68,060

Total liabilities and shareholders’ equity	$60,088	$85,614

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

KAIBO FOODS COMPANY LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)
(US dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011

Sales	$18,707	$28,622	$47,698	$65,722
Cost of sales	(13,183)	(19,262)	(29,782)	(45,026)

Gross margin	5,524	9,360	17,916	20,696
Operating expenses	(526)	(1,010)	(2,404)	(2,910)
Income from operations	4,998	8,350	15,512	17,786

Interest expense and other	(37)	(53)	(115)	(243)
Interest income and other	27	94	346	175
	(10)	41	231	(68)

Income before income taxes	4,988	8,391	15,743	17,718
Income tax expense	(474)	-	(1,587)	-

Net income	$4,514	$8,391	$14,156	$17,718

Net income per share:
Basic	$0.20	$0.35	$0.63	$0.75

Diluted	$0.20	$0.35	$0.63	$0.74

Weighted average shares outstanding used in the calculation of net income per share (Note 8):

Basic	22,493,475	24,003,570	22,493,475	23,721,990

Diluted	22,583,753	24,003,570	22,583,753	24,003,570

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

KAIBO FOODS COMPANY LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (UNAUDITED)
(US dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011

Net income	$4,514	$8,391	$14,156	$17,718
Other comprehensive income:
Foreign currency translation adjustments	164	926	561	2,153

Total comprehensive income	$4,678	$9,317	$14,717	$19,871

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

KAIBO FOODS COMPANY LIMITED
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)
(US dollars in thousands, except share data)

	Common stock		Additional paid in	Statutory	Retained	Accumulated other comprehensive
	Shares	Amount	capital	reserve	earnings	income	Total

Balances at January 1, 2011	3,285,007	$3	$9,122	$5,425	$28,044	$5,170	$47,764

Issuance of shares in connection with stock exchange transaction (Note 1 (b)):
- Issued to designee of the Waibo shareholders	20,131,759	20	(20)	-	-	-	-
- Issued to Millennium upon conversion of convertible note and other payable	586,804	1	424	-	-	-	425

Net income	-	-	-	-	17,718	-	17,718

Foreign currency translation adjustments	-	-	-	-	-	2,153	2,153

Balances at September 30, 2011	24,003,570	$24	$9,526	$5,425	$45,762	$7,323	$68,060

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

KAIBO FOODS COMPANY LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)
(US dollars in thousands)

	Nine Months Ended September 30,
	2010	2011
Operating activities:
Net income	$14,156	$17,718

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	740	784
Fair value change on derivative instruments	-	(25)

Changes in operating assets and liabilities:
Trade accounts receivable	9,309	5,670
Inventories	(1,058)	(1,291)
Prepayments and other receivables	(56)	32
Taxes payable	275	-
Trade accounts payable	265	205
Accruals and other payables	64	(444)

Net cash provided by operating activities	23,695	22,649

Investing activities:
Deposits for property, plant and equipment	-	(9,479)
Acquisitions of property, plant and equipment	(158)	(193)
Net cash used in investing activities	(158)	(9,672)

Financing activities:
Proceeds from short-term debt	1,471	3,084
Payment on short-term debt	(2,176)	(2,313)
Payment of dividends	(22,775)	-
Advances from shareholders	1,117	4,952

Net cash (used in) provided by financing activities	(22,363)	5,723

Net increase in cash	1,174	18,700
Effect of exchange rates on changes in cash	135	1,195
Cash, beginning of period	22,131	27,374

Cash, end of the period	$23,440	$47,269

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$115	$174
Income taxes	$1,312	$-

Non cash investing and financing activities:
Conversion of convertible note and other payable into common stock (Note 6 (b))	$-	$425

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

KAIBO FOODS COMPANY LIMITED
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2011
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
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2011
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

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2011, and the results of their operations and cash flows for the nine months ended September 30, 2010 and 2011, have been made.  The Company’s operations are seasonal; therefore, the results of operations for the three and nine months ended September 30, 2011, are not necessarily indicative of the operating results for the full year.

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
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2011
(UNAUDITED)
(US dollars in thousands)

3.	SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

Information about the organization of the Company, significant accounting policies, and recent accounting standards are included in the Company’s December 31, 2010 consolidated financial statements. However, certain selected accounting policies are described below:

(a)	Allowance for doubtful accounts

An allowance for doubtful accounts is provided based on an evaluation of the collectability of accounts receivable, and other receivables. This evaluation primarily consists of an analysis based on current information available about the customer or borrower. Receivable losses are charged against the allowance when the Company believes the uncollectability of the receivable is confirmed. Subsequent recoveries, if any, are credited to the allowance. No allowance for doubtful accounts was deemed necessary as of December 31, 2010 and September 30, 2011.

(b)	Inventories

Inventories are stated at the lower of cost or market. Inventory is valued using the weighted-average method, which approximates actual cost. Capitalized costs include materials, labor and manufacturing overhead related to the purchase and production of inventories.  Excess and obsolete inventory reserves are established based upon the Company’s evaluation of the quantity of inventory on hand relative to demand.  No reserve for obsolete inventory was deemed necessary as of December 31, 2010 and September 30, 2011.

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

The Company reviews and evaluates its property, plant and equipment for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Recoverability is measured by comparing the total estimated future cash flows on an undiscounted basis to the carrying amount of the assets. If such assets are considered to be impaired, an impairment loss is measured and recorded based on discounted estimated future cash flows. The Company’s estimates of future cash flows are based on numerous assumptions, and it is possible that actual future cash flows will be significantly different than the estimates which are subject to significant risks and uncertainties.  Management believes that there is no impairment to property, plant and equipment as of December 31, 2010 and September 30, 2011.

KAIBO FOODS COMPANY LIMITED
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2011
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

As of September 30, 2011, derivative instruments are measured at fair value on a recurring basis within Level 2 (See Note 10).  The Company did not have any assets or liabilities measured on a recurring basis within Level 1 or Level 3.

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
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2011
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

The Company files income tax returns in various foreign jurisdictions.  Various foreign jurisdictional tax years remain open to examination; however, the Company believes any additional assessment, if any, will be immaterial to its consolidated financial statements.  The Company does not believe there will be any material changes in its tax positions over the next 12 months.  Interest and penalties accrued on any unrecognized tax benefits, if any, will be recognized as a component of income tax expense.  As of September 30, 2011, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the nine months ended September 30, 2010 and 2011.

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

The exchange rates applied are as follows:

	September 30,	December 31,	September 30,
	2010	2010	2011
Conversion from HK$ into $:
Period end exchange rate	7.76	7.77	7.78
Average periodic exchange rate	7.77	7.77	7.78

Conversion from RMB into $:
Period end exchange rate	6.69	6.59	6.38
Average periodic exchange rate	6.80	6.76	6.49

KAIBO FOODS COMPANY LIMITED
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2011
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

4.	INVENTORIES

Inventories consist of:

	December 31,	September 30,
	2010	2011
		(Unaudited)

Raw materials	$454	$1,405
Finished goods	1,142	1,555

	$1,596	$2,960

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:
	December 31,	September 30,
	2010	2011
		(Unaudited)
At cost:
Land use rights	$713	$736
Buildings	2,176	2,247
Motor vehicles	318	330
Plant and machinery	9,481	9,879
Other equipment	75	83
Construction in progress	4	108
	12,767	13,383
Less accumulated depreciation	(5,110)	(6,074)

	$7,657	$7,309

At December 31, 2010 and September 30, 2011, property, plant and equipment with carrying amounts of $5.3 million and $5.5 million, respectively, were pledged as collateral for the Company’s bank facilities (Note 6). Depreciation expense for the nine months ended September 30, 2010 and 2011 was approximately $0.7 million for each period.

KAIBO FOODS COMPANY LIMITED
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2011
(UNAUDITED)
(US dollars in thousands)

6.	DEBT

(a)	Short-term borrowings:

	December 31,	September 30,
	2010	2011
		(Unaudited)

Secured bank borrowings	$2,655	$3,527

As of September 30, 2011, the Company has borrowings from banks, expiring at various dates through June 2, 2012, primarily used to finance working capital requirements.  The bank borrowings are in the form of credit facilities, which provide for borrowings of up to approximately $3.5 million as of September 30, 2011. All amounts available to the Company from the banks are based on the amount of collateral pledged. All banking facilities available to the Company were fully utilized as of September 30, 2011.  Each draw on the bank facilities has a fixed term of twelve months for repayment. The interest rates on these borrowings are fixed at 5.56% to 7.87% per annum as of September 30, 2011.  The weighted average short-term borrowing rate was 5.15% and 5.75% for the nine months ended September 30, 2010 and 2011, respectively.  These borrowings are collateralized by certain property, plant and equipment of the Company.

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

7.	INCOME TAXES

Pre-tax income from operations for the three and nine months ended September 30, 2010 and 2011, was taxable in the following jurisdiction:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current income tax expense - PRC	$474	$-	$1,587	$-

KAIBO FOODS COMPANY LIMITED
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2011
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

A reconciliation of the PRC tax rate to the actual provision for taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

PRC tax rate	15%	15%	15%	15%

Computed expected income tax expense	$748	$1,259	$2,361	$2,658
Tax exempt income – PRC subsidiaries	(756)	(1,301)	(2,380)	(2,738)
Hong Kong holding company losses	8	42	19	80
PRC withholding tax on dividends	474	-	1,587	-

	$474	$-	$1,587	$-

Pursuant to the New Tax Law , dividends declared by the Company’s PRC subsidiaries to their parent companies incorporated in Hong Kong are subject to withholding tax.  In accordance with Caishui (2008) No. 1 (“Circular 1”) issued by State Tax Authorities in February 2008, undistributed profits from the PRC subsidiaries up to December 31, 2007 are exempt from withholding tax when they are distributed in the future.  As a result, current income tax for three and nine months ended September 30, 2010 includes a provision for dividend withholding tax for distributable profits that were earned subsequent to January 1, 2008.  No provision for dividend withholding tax has been provided since October 1, 2010, as our Board of Directors and management have approved a plan to reserve all profits earned after October 1, 2010 for the Company’s business expansion in future.

No deferred tax assets or liabilities have been recorded as there were no significant temporary differences that give rise to a deferred tax asset or liability as of December 31, 2010 and September 30, 2011.

KAIBO FOODS COMPANY LIMITED
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2011
(UNAUDITED)
(US dollars in thousands)

8.	NET INCOME PER SHARE

Basic income per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted income per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as warrants and convertible debt, unless the effect is anti-dilutive.

The following is a reconciliation of the denominators for the weighted average number of shares outstanding used in the calculation of basic income per share for the three and nine months ended September 30, 2010 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Shares issued	2,361,716	3,871,811	2,361,716	3,590,231
Effect of reverse merger (1)	20,131,759	20,131,759	20,131,759	20,131,759

Basic weighted average shares	22,493,475	24,003,570	22,493,475	23,721,990

(1)	Earnings per share for periods prior to the reverse merger have been restated to reflect the equivalent number of shares to be received pursuant to the Share Exchange by the Waibo shareholders.

The following is a reconciliation of the denominators for the weighted average number of shares outstanding used in the calculation of diluted income per share for the three and nine months ended September 30, 2010 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Shares issued	22,493,475	24,003,570	22,493,475	23,721,990
Effect of convertible debt	90,278	-	90,278	281,580

Diluted weighted average shares	22,583,753	24,003,570	22,583,753	24,003,570

As of September 30, 2011, the Company has warrants outstanding to purchase 171,536 shares of common stock, which were considered anti-dilutive, as exercise prices of the warrants exceeded the average market price of the Company’s common stock.  As of September 30, 2010, the Company had no potentially dilutive securities outstanding.

KAIBO FOODS COMPANY LIMITED
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2011
(UNAUDITED)
(US dollars in thousands)

9.	RELATED PARTY BALANCES AND TRANSACTIONS

The amounts due to shareholders as of September 30, 2010 and 2011, and transactions during the respective periods are as follows:

	2010	2011
	(Unaudited)	(Unaudited)

Balance at January 1,	$596	$2,870
Cash advances from shareholders	1,117	4,952
Repayment of cash advances from shareholders	-	-
Exchange difference	(63)	(1)

Balance at September 30,	$1,650	$7,821

The amounts due to shareholders are unsecured, non-interest bearing and have no fixed terms of repayment. Cash advances received from shareholders are primarily used by the Company to finance working capital requirements.

10.	DERIVATIVE INSTRUMENTS

The Company has warrants outstanding to purchase an aggregate of 171,536 shares of the Company’s common stock at an exercise price of $5.23 per share on a cashless exercise basis, which expire on March 10, 2014.  If at any time prior to the exercise of the warrants, the Company enters into an agreement to issue shares of its common stock at a price less than that obtained for the common stock and warrants issued in December 2010, the exercise price of the warrants will be adjusted downward as to obtain an equivalent number of shares of common stock at the lower issuance price.  As a result, the warrants are not considered to be indexed to the Company’s common stock and are therefore accounted for as a derivative liability instrument in the Company’s consolidated balance sheet.  As of December 31, 2010, the Company valued the warrants at approximately $55,000 using a binominal model and has reported the warrants as a liability on its consolidated balance sheet under the caption “Derivative Instruments”.  The change in fair value of the derivative instruments during the three and nine months ended September 30, 2011 was approximately $118,000 and $25,000, respectively. Changes to the fair value of the Derivative Instruments are reported in the Company’s statement of operations under the caption “Interest expense and other” and “Interest income and other” respectively.

The assumptions used in the binominal model to estimate the fair value of the warrants are as follows:

	December 31,	September 30,
	2010	2011
		(Unaudited)
Stock price	$2.41	$1.71
Risk free interest rate	0.98%	1.17%
Expected term	3.0 years	2.23 years
Expected volatility	51%	66%
Expected dividend yield	0%	0%

KAIBO FOODS COMPANY LIMITED
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2011
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

The Company sells potato starch to customers in the PRC. Management considers that the Company’s current customers are generally creditworthy, and credit is extended based on an evaluation of the customers’ financial condition. Therefore, collateral is generally not required. The Company evaluates accounts receivable for potential credit losses based on its loss history and aging analysis. Such losses have been within management’s expectations.  At December 31, 2010 and September 30, 2011, the five largest customers accounted for 26% and 24% of trade receivables, respectively.  No single customer exceeded 10% of trade receivables as of December 31, 2010 and September 30, 2011.  For the three ended September 30, 2010 and 2011, the five largest customers accounted for 26% and 24% of net sales, and for the nine months ended September 30, 2010 and 2011, 23% and 20% of net sales, respectively.  for the three and nine months ended September 30, 2010 and 2011, no single customer exceeded 10% of sales.

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

In August 2010, the Company entered into agreements with the People’s Government of the Zhaoyang District, Yunnan Province to purchase property, plant and equipment totaling approximately $19 million related to the construction of production facilities. As of September 30, 2011, the Company has purchased $0.1 million of property, plant and equipment under these agreements and has made $10.5 million of non-refundable deposits under these agreements. Therefore, as of September 30, 2011, the commitment has been reduced to $8.4 million.

KAIBO FOODS COMPANY LIMITED
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2011
(UNAUDITED)
(US dollars in thousands)

12.	COMMITMENTS AND CONTINGENCIES (Continued)

(b)	Lease commitments

Operating lease commitments include commitments under non-cancellable lease agreements for the Company’s office premises, as well as a land lease.   The leases expire from December 2011 through October 2042.  The annual future minimum rental payments required as of September 30, 2011 were as follows:

Year ending	Amount
2011 (three months)	$39
2012	78
2013	69
2014	24
2015	24
Thereafter	613

$847

Rent expense under operating leases was approximately $0.1 million, $0.1 million, $0.2 million and $0.2 million for the three and nine months ended September 30, 2010 and 2011, respectively.

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

We have established an extensive distribution network in the PRC. During the nine months ended September 30, 2011, 48.5% and 51.5% of our products were sold to manufacturers and distributors, respectively.

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

We currently have a production capacity of 111,500 metric tons per year for native potato starch. As of September 30, 2011, our production capacity utilization was 79% (an average of 9 months) We plan to establish new production lines for native potato starch, modified potato starch and whole potato starch.  We plan to increase our production capacity to 184,500 metric tons by 2012.  Should we able to increase our production capacity in time to meet any increase in demand, future growth of our revenue will be significantly improved.

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

Cost of sales

Our cost of sales is comprised of cost of raw material, direct labor and production overhead, which accounted for 90.2%, 1.3% and 8.5% of our cost of sales respectively for the nine months ended September 30, 2011.

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

Our selling and distribution costs consisted of transportation costs, salaries and staff welfare expenses of sales personnel, entertainment expenses and telecommunication expenses incurred by our sales personnel. Our facilities are strategically located near railways, which we use as the main method of transporting our products.  We only pay for shipment of our products to the railway station.  Our customers pay for the railway transfer fee.  Transportation costs accounted for an average of 70.3% of our selling and distribution costs incurred for the nine months ended September 30, 2011.

Our administrative and other expenses consisted of salaries and staff related expenses for administrative personnel, depreciation charges, entertainment expenses and other office related expenses. The major components of administrative and other expenses include salaries and depreciation, which accounted for an average of 50.0% and 2.9% of our administrative expenses incurred for the nine months ended September 30, 2011.

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

Income tax expense

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

We review and evaluate property, plant and equipment for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows. Our estimates of future cash flows are based on numerous assumptions, and it is possible that actual future cash flows will be significantly different than the estimates which are subject to significant risks and uncertainties.  Management believes that there is no impairment to property, plant and equipment as of September 30, 2011.

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

Inventories

Inventory is stated at the lower of cost or market. Inventory is valued using the weighted average method, which approximates actual cost. Capitalized costs include materials, labor and manufacturing overhead related to the purchase and production of inventories.  Excess and obsolete inventory reserves are established based upon our evaluation of the quantity of inventory on hand relative to demand.  The total reserve for obsolete inventory was zero as of September 30, 2011.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is provided based on an evaluation of the collectability of accounts receivable, and other receivables. An allowance for doubtful accounts is provided, when considered necessary, primarily consisting of an analysis based on current information available about the customer or borrower. Receivable losses are charged against the allowance when our management believes the uncollectability of the receivable is confirmed. Subsequent recoveries, if any, are credited to the allowance. Total allowance for doubtful accounts was zero as of September 30, 2011.

Results of Operations

Comparison of the three and nine months ended September 30, 2011 and 2010.

Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Dollars in thousands except units and per unit data)
Revenue	$18,707	$28,622	$47,698	$65,722
Gross profit	$5,524	$9,360	$17,916	$20,696
Unit sales (metric tons)	20,518	24,450	59,233	56,010
Selling price per unit	$912	$1,171	$805	$1,173
Gross profit per unit	$269	$383	302	$370
Gross profit as a % of revenue	29.5%	32.7%	37.6%	31.5%

Due to the stabilization of the purchase price of potatoes resulting from a bumper harvest of potatoes in the third quarter of 2011, we worked overtime to extend our production which led to a surge in sales volume by 19.2% to 24,450 metric tons during the third quarter of 2011.  With the increase in unit selling price, our revenue increased by 53.0% from $18.7 million for the third quarter of 2010 to $28.6 million for the third quarter of 2011.

Our revenue increased by 37.8% from $47.7 million for the nine months of 2010 to $65.7 million for the nine months of 2011 due to the increase of our average unit selling price and sales volume during the third quarter of 2011 as mentioned above offset by the decrease of sales volume during the six months ended June 30, 2011 resulting from early suspension of production in response to the unusually high purchase price of potatoes in the middle of April 2011.

Cost of sales

Our cost of sales increased by 46.1% from $13.2 million for the third quarter of 2010 to $19.3 million for the third quarter of 2011, primarily due to the corresponding increase in the average purchase price of potatoes.

Our cost of sales increased by 51.2% from $29.8 million for the nine months of 2010 to $45.0 million for the nine months of 2011, primarily due to corresponding increases in the average purchase price of potatoes offset by decrease in sales volume.

Gross profit and gross profit margin

The price of agricultural products has increased significantly and raised the purchase price of potatoes since the third quarter of 2010.  Due to a bumper harvest in the third quarter of 2011, the price of potatoes was under pressure and decreased from $121 (RMB775) per metric ton for the second quarter of 2011 to $111 (RMB711) for the third quarter of 2011.  Our selling price was not reduced promptly in response to the drop in the purchase price of potatoes during this period.  Accordingly, our gross profit margin increased from 29.5% for the third quarter of 2010 to 33.7% for the third quarter of 2011.

Our gross profit margin decreased from 37.6% for the nine months of 2010 to 31.5% for the nine months of 2011 as a result of an increase in the purchase price of potatoes during the six months of 2011 compared to that of 2010 which resulted in an increase in the ratio of the cost of sales as a percentage to sales.  Despite of the drop in gross profit margin, we passed through the increase in the purchase price of potatoes to our customers and improved our gross profit per unit by 22.5% from $302 per metric ton for the nine months of 2010 to $370 per metric ton for the nine months of 2011.   Likewise, our gross profit increased by 15.5% to $20.6 million for the nine months of 2011 due to the increase in unit selling price offset by the decrease in sales volume due to early suspension of production during the second quarter of 2011.

Operating expenses

Operating expenses increased by 100% from $0.5 million for the third quarter of 2010 to $1.0 million for the third quarter of 2011 and increased by 21% from $2.4 million for the nine months of 2010 to $2.9 million for the nine months of 2011 due to more professional fees and listing expenses incurred in 2011.

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

The following table sets out a summary of our cash flow during the nine months ended September 30, 2010 and 2011:

	Nine Months Ended September 30,
	2010	2011
	(Dollars in thousands)
Net cash provided by operating activities	$23,695	$22,649
Net cash used in investing activities	(158)	(9,672)
Net cash (used in) provided by financing activities	(22,363)	5,723
Net increase in cash and cash equivalents	1,174	18,700
Effect of foreign exchange rate on changes in cash and cash equivalents	135	1,195
Cash and cash equivalents at beginning of year	22,131	27,374
Cash and cash equivalents at end of year	$23,440	$47,269

Cash flow from operating activities

We derive our cash flow from operating activities principally from receipt of payments for sales of our products.  Our cash outflow from operating activities is principally from purchases of raw materials.

For the nine months ended September 30, 2011, we had net cash generated from operating activities of $22.6 million, which was primarily contributed by net income before working capital changes of $17.7 million and a decrease, representing customer repayments, in trade accounts receivable of $5.7 million.  The decrease in trade accounts receivable and resulting increase in cash payments was primarily due to seasonality of sales.

For the nine months ended September 30, 2010, we had net cash generated from operating activities of $23.7 million, which was primarily contributed by net income before working capital changes of $14.2 million and a decrease, representing customer repayments, in trade accounts receivable of $9.3 million.  The decrease in trade accounts receivable and resulting increase in cash payments was primarily due to seasonality of sales.

Cash flow from investing activities

Our cash outflow from investing activities is principally for purchases of property, plant and equipment and deposits for such purposes during the nine months ended September 30, 2010 and 2011.

Cash flow from financing activities

We derive our cash inflow from financing activities principally from bank borrowings and advances from shareholders.  Our cash outflow from financing activities relates primarily to repayment of bank borrowings, advances to shareholders and the payment of dividends.

For the nine months ended September 30, 2011, we had net cash provided by financing activities of $5.7 million, which was due primarily to the net advances received from shareholders of $5.0 million.

For the nine months ended September 30, 2010, we had net cash used in financing activities of $22.4 million, which was due to the cash outflow used to pay dividends of $22.8 million.

NET CURRENT ASSETS

The following table sets out our current assets and current liabilities as at the dates indicated:

	December 31,	September 30,
	2010	2011
Current assets:
Cash	$27,374	$47,269
Trade accounts receivable, net	22,165	17,130
Inventories	1,596	2,960
Prepayments and other receivables	1,296	460
	52,431	67,819

Current liabilities:
Trade accounts payable	240	456
Accruals and other payables	3,530	2,771
Income taxes payable	2,949	2,949
Short term borrowings	2,655	3,527
Convertible note	25	-
Derivative instruments	55	30
Due to shareholders	2,870	7,821
	12,324	17,554
Net current assets	$40,107	$50,265

We had net current assets of $50.3 million as of September 30, 2011.  The improvement in net current assets as of September 30, 2011 from December 31, 2010 of $10.2 million was primarily due to an increase in cash as a result of the cash inflow from operating activities offset by cash outflow used in investing activities of $9.7 million.

Trade accounts receivable

Our trade accounts receivable represent receivables from customers for sales of products. We had trade accounts receivable of $22.2 million and $17.1 million as of December 31, 2010 and September 30, 2011, respectively.  The decrease in trade receivables as of September 30, 2011 was due primarily to seasonality of sales.

The table below sets out our trade accounts receivable turnover days for the periods indicated:

	Year Ended December 31,	Nine Months Ended September 30,
	2010	2011

Trade accounts receivable turnover days (note)	80	82

Note:
Trade accounts receivable turnover days is equal to the average trade accounts receivable divided by sales and multiplied by 365 days (273 days for the nine months ended September 30, 2011). Average trade accounts receivable are equal to trade accounts receivable at the beginning of the year plus trade accounts receivable at the end of the year and divided by two.

The trade accounts receivable turnover days remained stable for the year ended December 31, 2010 and the nine months ended September 30, 2011.

Inventories

Our inventories increased to $3.0 million as of September 30, 2011 from $1.6 million as of December 31, 2010 due to an increase of the purchase price of potatoes.

The table below sets out our inventory turnover days for the periods indicated:

	Year Ended December 31,	Nine Months Ended September 30,
	2010	2011

Inventory turnover days (note)	9	14

Note:
The calculation of inventory turnover days is based on the average inventory balances divided by cost of goods sold and multiplied by 365 days (273 days for the nine months ended September 30, 2011).  Average inventory balances are equal to inventory balance at the beginning of the year plus inventory balances at the end of the year and divided by two.

The increase in inventory turnover days for the nine months ended September 30, 2011 as compared to the year ended December 31, 2010 was a result of the suspension of production of one factory in December 2010, due to seasonality.

Trade accounts payable

Our trade accounts payable primarily represented the amount we owed to our suppliers for the purchase of raw materials, mainly potatoes, packaging materials and coal.

Due to shareholders

The balances of amount due to shareholders of $2.9 million and $7.8 million as of December 31, 2010 and September 30, 2011 are unsecured, interest free and have no fixed terms of repayment.

Property, plant and equipment

Net plant and machinery and other office equipment, amounted to $7.7 million and $7.3 million as of December 31, 2010 and September 30, 2011, respectively.  We had no significant additions to property, plant and equipment during the periods presented.  Deposits of $9.5 million were made to purchase additional property, plant and equipment during the nine months ended September 30, 2011.

Capital Expenditures

The following table sets out the historical capital expenditures, including deposits made for property, plant and equipment, during the period indicated:

	Year Ended December 31,	Nine Months Ended September 30,
	2010	2011

Furniture, fixtures and office equipment	$153	$9,672

The following table sets out our projected capital expenditures for the three years ending December 31, 2013:

	December 31,
	2011	2012	2013
	(for the remaining 3 months)
Land use rights	$-	$9,404	$36,520
Buildings	-	8,558	10,658
Plant and machinery	-	-	13,793
	$-	$17,962	$60,971

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

In August 2010, the Company entered into agreements with the People’s Government of the Zhaoyang District, Yunnan Province to purchase property, plant and equipment totaling approximately $19 million related to the construction of production facilities. As of September 30, 2011, the Company has purchased $0.1 million of property, plant and equipment under these agreements and has made $10.5 million of deposits under these agreements. Therefore, as of September 30, 2011 the commitment has been reduced to $8.4 million.

(b)	Lease commitments

Operating lease commitments include commitments under non-cancellable lease agreements for our office premises, as well as a land lease. The leases expire from December 2011 through October 2042. The yearly future minimum rental payments required as of September 30, 2011 were as follows:

(Dollars in thousands)
2011 (three months)	$39
2012	78
2013	69
2014	24
2015	24
Thereafter	613
$847

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2011, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

KAIBO FOODS COMPANY LIMITED

Date: November 21, 2011	By:	/s/ Joanny Kwok
Joanny Kwok,
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 21, 2011	By:	/s/ Ken Tsang
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