Form 10-K
period 2011-12-31
KAIBO FOODS Co Ltd
filed 2012-04-16
CIK 1426874

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒   Yes     ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐   Yes  ☒  No

The aggregate market value of the shares of common stock, par value $0.001 per share, of the registrant held by non-affiliates on June 30, 2011 was $4,530,285, which was computed based upon the closing price on that date.

There were 24,003,750 shares of common stock of the registrant outstanding as of April 9, 2012.

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

We believe that we are among the top five makers of premium native potato starch in the PRC and that our manufacturing presence in Yunnan, Guizhou and Gansu makes us the single largest producer in these provinces.  Our current overall production capacity is 111,500 metric tons per year.  Our native potato starch has consistently received the government’s highest rating, which affords it a premium price in the PRC market place. We sell our products to distributors and food processing companies.  In 2011, we sold to more than 50 customers, with only one customer comprising more than 5% of our annual total sales.

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

On October 21, 2010 (the “Closing Date”), CFO Consultants, a U.S. public shell company (now known as the Company) completed a stock exchange transaction (the “Share Exchange”) with the stockholders of Hong Kong Waibo International Limited (“Waibo”), whereby 22,493,475 shares of CFO Consultants’ common stock were agreed to be issued to stockholders of Waibo in exchange for 100% of their outstanding capital stock in Waibo, equal to 96% of all of the Company’s outstanding common stock, after giving effect to the conversion of an outstanding convertible note of the Company held by Millennium Group, Inc. (“Millennium”), in the principal amount of $25,000.  The note was convertible into 586,804 shares of the Company’s common stock.

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

4

Our current corporate structure is set forth below:

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

Business Strategies

We plan to increase our market presence and build on our core competitive strengths by implementing the following strategies:

Increase Production Capacity in Existing and New Locations

We plan to increase our production capacity by building facilities in strategic locations as well as pursuing mergers and acquisitions for growth. We are currently building a modified starch factory with an annual production capacity of 20,000 metric tons in Zhaotong City, Yunnan province and expect this to be completed by June 2012.

Our current expansion strategy is to build 4 new production facilities in the next 3 years, with an aggregate capacity of 118,000 metric tons of a variety of potato starch products.  We plan to build native potato starch factories in Guizhou and Yunnan provinces.  The Guizhou facility is expected to have production capacity of 30,000 metric tons and we expect it to be operational by September 2012.  The 2 Yunnan facilities will have total production capacity of 73,000 metric tons and are expected to be operational by September 2012 and May 2014, respectively.

We plan to build a whole potato starch facility in Guizhou, with a production capacity of approximately 15,000 metric tons, which we expect to be operational by May 2014. We evaluate facility locations based on land fertility, water availability and railway proximity.  We also aim to identify those areas with adequate farm acreage that are amenable to our quality standards.

We expect that the total capital expenditures for the expansion plans referred to above in the next three years is approximately $118 million, which we expect to be financed by net proceeds received from future equity offerings and from cash generated from continuing operating activities.

We also believe there are opportunities to acquire existing state-owned potato-starch production facilities by leveraging our reputation for operating successful facilities and producing a premium product.

Penetrate New Markets with Expanded Product Offerings

We currently produce native potato starch and plan to begin production of modified potato starch by June 2012. Modified potato starch is used in various industries such as food processing, paper manufacturing, medical supplies, industrial chemicals and wood and furniture production. Modified starch tends to have higher profit margins and wider usages than native potato starch.

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

R&D Efforts

In 2009, we were chosen by The Ministry of Agriculture to be the National R&D Center for Potato Processing .  This cooperation with the government promotes open exchange of cultivation techniques and production technologies. Currently, the government provides minimal financial support for this award.  However, we believe that our cooperation with the government gives us early access to the government’s most recent R&D achievements in our industry.  We also anticipate the government will increase funding with the increasing significance of processed potato products in the PRC. We believe that it is important to have excellent R&D capabilities and have plans to build a new R&D center in Kunming in 2015. We believe this facility can serve as a center for innovation and new ideas that promotes us as a market leader.

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

In 2011, approximately 98% of our revenue came from products sold under Wei Bao brand name and the ““ logo.

The Jiaobao brand is represented by the “ “ logo and accounted for approximately 2% of our revenue in 2011.

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

We plan to expand our product offerings to include modified starch and whole potato starch.  We are currently building a production facility for modified starch factory in Zhaotong city, Yunnan province with a production capacity of approximately 20,000 tons. We anticipate this factory to be completed by June 2012.  We anticipate our modified starch will be suitable for food processing, paper manufacturing, medical supplies and industrial chemicals.  We also plan to produce whole potato starch.  This type of starch typically used for food processing and adds flavor and the body for the processed food it is used for.

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

We also have informal cooperation with the Agricultural Technology University and the Research Institute of Agriculture both of which are located in Kunming city.  We plan to build a new research and development center in Kunming by 2015.  The focus of this center will be on developing different types of modified starch. We incurred insignificant expenses on R&D during the 2011, 2010 and 2009 fiscal years.

Production Process

We manufacture potato starch at four different production facilities in China.  In 2011, we produced 24,551, 23,392 and 50,450 metric tons of starch at our production faculties located in Yunnan (1 facility), Guizhou (1 facility) and Gansu (2 facilities), respectively.  Our total annual production capacity as of December 31, 2011 was 111,500 metric tons of native potato starch. However, the lease of one of our facilities in Gansu was terminated after December 31, 2011 and our production capacity reduced to 91,500 metric tons of native potato starch. By June 2012, we anticipate completion of an additional facility in Zhaotong City, Yunnan Province, capable of annually producing 20,000 metric tons of modified potato starch.

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

The starch is then taken from the refining container and run through a vacuum hydro-extractor to reduce the water content to 40%. The starch then undergoes hot air drying and sterilization at temperatures of 140 ° C and gradually cooled to approximately 45-50 ° C.  This process reduces the water content to 18-20%.  We send this air-dried potato starch to cyclonic silos to separate the air from the starch.  The potato starch powder is then sent to a vibrating sifter to produce a more refined and consistent product - high quality, pure white starch powder. We then package and store the finished potato starch product for delivery.

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

We have approximately 67 customers in industries such as food processing, food distribution and retail food sales. We select our customers based on creditworthiness, market share in respective industry, growth potential and product demand.  We have grown a diversified customer base with evenly distributed sales patterns to reduce concentration risk and provide leverage during pricing negotiations.

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

Pricing

We price our products based on market trends, raw material costs and competitors’ prices. Our raw materials constitute approximately 80% of production costs. The prices of potatoes have increased by 66% over the past 5 years. Whereas, the market price for potato starch has increased by 47% over the past 5 years.  The following table shows our price trends for potatoes and potato starch for the past five years.

Average price of potatoes (per ton) (with VAT)		Average selling price of potato starch (per ton) (with VAT)
Year	Price (RMB)	Calendar Year	Price (RMB)
2007	455	2007	5,650
2008	450	2008	5,850
2009	420	2009	5,540
2010	691	2010	7,392
2011	755	2011	8,296

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

Employees

Our production staff operates the production lines 24 hours a day in three eight-hour shifts, 6 days a week.  All of our staff are full-time employees.  The chart below describes the number of employees per department as of December 31, 2011.

Department	Total
Senior Executive Management	4
Senior Management	14
HR	11
Administration	80
Financial Staff	14
Sales people	6
Quality Control	21
R&D	4
Manufacturing Managers	68
Manufacturing Workers	265

Total	487

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

China’s National Labor Law , which became effective on January 1, 1995, and China’s National Labor Contract Law , which became effective on January 1, 2008, permit workers in both state and private enterprises in China to bargain collectively. The National Labor Law and the National Labor Contract Law provide for collective contracts to be developed through collaboration between the labor union (or worker representatives in the absence of a union) and management that specify such matters as working conditions, wage scales, and hours of work. The laws also permit workers and employers in all types of enterprises to sign individual contracts, which are to be drawn up in accordance with the collective contract.

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

Government Regulations Relating to Taxation

On March 16, 2007, the National People’s Congress or the NPC, approved and promulgated the PRC Enterprise Income Tax Law , which we refer to as the New EIT Law. The New EIT Law took effect on January 1, 2008. Under the New EIT Law, FIEs and domestic companies are subject to a uniform tax rate of 25%. The New EIT Law provides a five-year transition period starting from its effective date for those enterprises which were established before the promulgation date of the New EIT Law and which were entitled to a preferential lower tax rate under the then-effective tax laws or regulations.

On December 26, 2007, the State Council issued a Notice on Implementing Transitional Measures for Enterprise Income Tax , or the Notice, providing that the enterprises that have been approved to enjoy a low tax rate prior to the promulgation of the New EIT Law will be eligible for a five-year transition period since January 1, 2008, during which time the tax rate will be increased step by step to the 25% unified tax rate set out in the New EIT Law. From January 1, 2008, for the enterprises whose applicable tax rate was 15% before the promulgation of the New EIT Law , the tax rate will be increased to 18% for year 2008, 20% for year 2009, 22% for year 2010, 24% for year 2011, 25% for year 2012. For the enterprises whose applicable tax rate was 24%, the tax rate will be changed to 25% from January 1, 2008.

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

Risks Relating to Our Business

Our plans to build new production facilities have been and may be further delayed which would affect our business and financial performance.

Our plans to build new production facilities in the near future have been and could be further delayed hurting our financial performance. We may not be able to raise enough money in our financing to execute our expansion plans, resulting in a delay in building new production facilities.  In addition, market volatility could limit our working capital, delaying us from building new production facilities.  These delays could have a significant effect on our financial performance.

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

We have two trademarks and one design patent registered in the PRC (Please refer to the section entitled “Intellectual Property Rights” in this Annual Report). Although these intellectual properties are protected through registration, enforcement of measures for the protection of intellectual property rights in the PRC is currently not as certain or effective as compared to some developed countries. We believe our trademarks are critical to our success and that the success of our business depends in part upon our continued ability to use or to further develop and increase brand awareness. The infringement of our trademarks would diminish the value of our brand and its market acceptance, as well as our competitive advantages.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC, have required changes in corporate governance practices of public companies. These rules and regulations have increased our legal, accounting and financial compliance costs and have made and will make certain corporate activities more time-consuming and costly. In addition, we have incurred and will continue to incur additional costs associated with our public company reporting requirements. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs will continue to incur or the timing of such costs.

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

Our PRC subsidiaries are subject to certain limitations with respect to dividend payments. PRC regulations currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in the PRC. Our PRC subsidiaries, as wholly foreign owned enterprises, may not distribute their after-tax profits to us if they have not already made contributions to their reserve fund, enterprise development fund and employee bonus and welfare fund at percentages that are decided by its board of directors. We had no restricted net assets as of December 31, 2011.  In addition, if any of our PRC subsidiaries incurs any debt on its own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Limitations on the ability of our PRC subsidiaries to pay dividends to us could adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends, or otherwise fund and conduct our business. Accordingly, if for any of the above or other reasons, we do not receive dividends from our PRC subsidiaries, our liquidity, financial condition and ability to make dividend distributions to our shareholders will be materially and adversely affected.

Fluctuation in the value of the Renminbi and of the U.S. dollar may have a material adverse effect on investments in our common stock.

Any significant revaluation of the Renminbi may have a material adverse effect on the U.S. dollar equivalent amount of our revenues and financial condition as well as on the value of, and any dividends payable on, our common stock in foreign currency terms. For instance, a decrease in the value of Renminbi against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results, the value of your investment in our common stock and the dividends we may pay in the future, if any, all of which may have a material adverse effect on the prices of our common stock. As of December 31, 2011, we had cash denominated in U.S. dollars of approximately $419,000. Any further appreciation of Renminbi against U.S. dollars may result in significant exchange losses.

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

On August 8, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission, or “CSRC,” MOFCOM, the State-Owned Assets Supervision and Administration Commission, or “SASAC”, the State Administration of Taxation, or “SAT”, the State Administration for Industry and Commerce, or “SAIC” and SAFE jointly promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006 and was amended on June 22, 2009 (the “M&A Regulation”). This M&A Regulation, among other things, has certain provisions that purport to require offshore special purpose vehicles, or “SPVs”, formed for the purpose of listing of the equity interests in the PRC Companies on an overseas stock exchange and directly or indirectly controlled by PRC individuals or companies to obtain approval from the CSRC prior to listing their securities on an overseas stock exchange. We have been advised by our PRC counsel, since our PRC subsidiaries were established as greenfield foreign-invested companies rather than by taking over existing PRC domestic companies, the M&A Regulation is not applicable to the formation of our PRC subsidiaries. However, the application of this M&A Regulation remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope and applicability of the CSRC approval requirement. If the CSRC or another PRC regulatory agency subsequently were to determine that the CSRC approval is required for an offering, we could face sanctions by the CSRC or other PRC regulatory agencies. If this happens, these regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from this transaction into the PRC, restrict or prohibit payment or remittance of dividends by its PRC subsidiaries, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock. The CSRC or other PRC regulatory agencies may also take actions requiring or advising us to halt such an offering.

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

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in the PRC based on United States or other foreign laws against us or our management.

We conduct substantially all of our operations in the PRC and substantially all of our assets are located in China. In addition, most of our directors and executive officers reside within the PRC. As a result, it may not be possible to affect service of process within the United States or elsewhere outside China upon some of our directors and senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. It would also be difficult for investors to bring an original lawsuit against us or our directors or executive officers before a PRC court based on U.S. federal securities laws or otherwise. Moreover, our PRC legal counsel has advised us that the PRC does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts. As such, recognition and enforcement in China of judgments against us, our directors or executive officers obtained from a court in any of those jurisdictions may be difficult or impossible to enforce.

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

If any of our land use rights are revoked it would reduce or eliminate our operational capabilities.

Under Chinese law land is owned by the state or rural collective economic organizations. The state issues to the land users the land use right certificate. Land use rights can be revoked and the land users forced to vacate at any time when redevelopment of the land is in the public interest. The public interest rationale is interpreted quite broadly and the process of land appropriation may be less than transparent. Each of our facilities rely on these land use rights as the cornerstone of their operations, and the loss of any of these rights would have a material adverse effect on us.

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

Our payments to the Employee Social Insurance and Housing Funds may be considered insufficient by the PRC government and further payments could be required.

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

Our PRC subsidiaries have not made contributions for the employee housing funds.  If requested by the local housing fund administration authority, our PRC subsidiary shall make up the housing funds contributions for their employees for previous periods and may be subject to certain administrative fines,

Risks Related to our Securities

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.

Our executive officers, directors, and principal stockholders hold approximately 94% of our outstanding Common Stock. Accordingly, these stockholders are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur. The interest of our largest stockholders may differ from the interests of other shareholders.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or be able to prevent fraud.

The United States Securities and Exchange Commission, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company's internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of our internal controls over financial reporting.  We have had these internal controls in effect since inception.  As of December 31, 2011, management concluded that our internal control over financial reporting was not effective.  Furthermore, during the course of the evaluation, documentation and attestation, we identified material weaknesses relating to maintaining adequate documentation of our internal control assessment and the lack of independent Board members, which management has not yet remediated.  If we fail to achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal controls, on an ongoing basis, over financial reporting in accordance with the Sarbanes-Oxley Act.  Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud.  As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of its financial statements, which in turn could harm our business and negatively impact the trading price of our common shares.  Furthermore, we have incurred, and anticipate that we will continue to incur, considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

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

We have land use rights for two of our factories, one of our factories is on leased land without land use right and we leased one additional factory in Gansu province through December 31, 2011.

We lease our headquarters in Hong Kong for HK$25,000 per month on a 1-year lease term.  We have leased this office since 2008.

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

PART II

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for our Common Stock, however our Common Stock is quoted on the Over-the-Counter Bulletin Board under the symbol “KKFC.” The information in the following table is taken from the NASDAQ website and sets forth the high and low bid information for our Common Stock for the period from January 1, 2010 through December 31, 2011. The Over-the-Counter Bulletin Board quotations reflect inter-dealer prices, are without retail markup, markdowns or commissions, and may not represent actual transactions.

	Common Stock
	High*	Low*

First quarter 2010	$1.01	$1.01
Second quarter 2010	$0.10	$0.0025
Third quarter 2010	$0.05	$0.025
Fourth quarter 2010	$0.208	$0.03
First quarter 2011	$0.19	$0.19
Second quarter 2011	$6.50	$1.55
Third quarter 2011	$4.00	$1.76
Fourth quarter 2011	$2.11	$1.00

Holders

As of December 31, , 2011, we had approximately 38 record owners of our Common Stock.

Dividends Paid and Dividend Policy

Prior to the time that we became a public company we paid dividend to our shareholders of approximately $23 million for the fiscal year ended December 31, 2009. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our Common Stock for the foreseeable future.

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

Recent Sales of Unregistered Securities

On December 21, 2010, the Company entered into a securities purchase agreement with certain accredited investors for the issuance and sale of an aggregate of (i) 571,797 shares of common stock and (ii) warrants to purchase up to 114,357 shares of common stock.  The shares of common stock were valued at approximately $2.3 million or $5.23 per share.

Item 6.	Selected Financial Data

Not applicable to smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclaimer Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “believes,” “management believes” and similar language.  Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-K are forward-looking statements that involve risks and uncertainties. The factors listed in the section captioned “Risk Factors,” as well as any cautionary language in this Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of filing this Annual Report on Form 10-K.

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

Reverse acquisition and reorganization

On October 21, 2010 (the “Closing Date”), CFO Consultants, a U.S. public shell company (now known as the Company) completed a stock exchange transaction (the “Share Exchange”) with the stockholders of Hong Kong Waibo International Limited (“Waibo”), whereby 22,493,475 shares of CFO Consultants’ common stock were agreed to be issued to stockholders of Waibo in exchange for 100% of their outstanding capital stock in Waibo, equal to 96% of all of the Company’s outstanding common stock, after giving effect to the conversion of an outstanding convertible note of the Company held by Millennium Group, Inc. (“Millennium”), in the principal amount of $25,000.  The note was convertible into 586,804 shares of the Company’s common stock.

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

The Share Exchange has been accounted for as a reverse acquisition and recapitalization, whereby Waibo is the surviving and continuing entity for financial reporting purposes and is deemed to be the acquirer.  The Share Exchange is accounted for as a reverse acquisition and recapitalization because (i) after the business combination the Waibo Shareholders held approximately 96% of our issued and outstanding shares of common stock and (ii) we had no prior operations.

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

We have established an extensive distribution network in the PRC. During the year ended December 31, 2011, 51.5% and 48.5% of our products were sold to manufacturers and distributors respectively.

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

We currently have a production capacity of 111,500 metric tons per year for native potato starch. As of December 31, 2011, our production capacity utilization was 88%. We plan to establish new production lines for native potato starch, modified potato starch and whole potato starch.  We plan to increase our production capacity to 196,500 metric tons by 2012.  Should we able to increase our production capacity in time to meet any increase in demand, future growth of our revenue will be significantly improved.

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

Cost of sales

Our cost of sales comprises cost of raw material, direct labor and production overhead, which accounted for 87.8%, 1.3% and 10.9% of our cost of sales respectively for the year ended December 31, 2011.

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

Our selling and distribution costs consisted of transportation costs, salaries and staff welfare expenses of sales personnel, entertainment expenses and telecommunication expenses incurred by our sales personnel. Our facilities are strategically located near railways, which we use as the main method of transporting our products.  We only pay for shipment of our products to the railway station.  Our customers pay for the railway transfer fee.  Transportation costs accounted for an average of 77.5% of our selling and distribution costs incurred for the year ended December 31, 2011.

Our administrative and other expenses consisted of salaries and staff related expenses for administrative personnel, depreciation charges, entertainment expenses and other office related expenses. The major components of administrative and other expenses include salaries and depreciation, which accounted for an average of 48.3% and 2.4% of our administrative expenses incurred for the year ended December 31, 2011.

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

We review and evaluate property, plant and equipment for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows. Our estimates of future cash flows are based on numerous assumptions, and it is possible that actual future cash flows will be significantly different than the estimates which are subject to significant risks and uncertainties.  Management believes that there is no impairment to property, plant and equipment as of December 31, 2010 and 2011.

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

Inventories

Inventory is stated at the lower of cost or market. Inventory is valued using the weighted average method, which approximates actual cost. Capitalized costs include materials, labor and manufacturing overhead related to the purchase and production of inventories.  Excess and obsolete inventory reserves are established based upon the our evaluation of the quantity of inventory on hand relative to demand.  The total reserve for obsolete inventory was zero as of December 31, 2010 and 2011.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is provided based on an evaluation of the collectability of accounts receivable, and other receivables. An allowance for doubtful accounts is provided, when considered necessary, primarily consisting of an analysis based on current information available about the customer or borrower. Receivable losses are charged against the allowance when our management believes the uncollectability of the receivable is confirmed. Subsequent recoveries, if any, are credited to the allowance. Total allowance for doubtful accounts was zero as of December 31, 2010 and 2011.

RECENTLY ISSUED ACCOUNTING GUIDANCE

In June 2011, the FASB issued guidance to amend the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This guidance is effective for interim and annual periods beginning after December 15, 2011, and is to be applied retrospectively. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

Results of Operations

The Fiscal Years Ended December 31, 2010 and 2011

	Year Ended December 31,
	2010	2011
	(Dollars in thousands except units and per unit data)
Revenue	$91,794	$108,100
Gross profit	$31,844	$36,151
Unit sales (metric tons)	98,233	98,340
Selling price per unit	$935	$1,099
Gross profit per unit	$324	$368
Gross profit as a % of revenue	34.7%	33.4%

Sales

Our sales increased by 17.8% from $91.8 million in 2010 to $108.1 million in 2011 primarily as a result of the increase in our average selling prices by 17.5% compared to that of 2010.

Cost of sales

Our cost of sales increased by 20.0% from $60.0 million in 2010 to $72.0 million in 2011, primarily due to the corresponding increase in average purchase price of potatoes.

Gross profit and gross profit margin

The price of agricultural products increased significantly and raised the purchase price of potatoes since the third quarter of 2010. This increase was partially offset by a drop in potato prices due to a bumper harvest of potatoes in the third quarter of 2011. On average, potato price increased by 14.5% and accordingly our selling price was increased by 17.5% in 2011. As a result our gross profit margin remained fairly stable from 34.7% in 2010 to 33.4% in 2011.

Operating expenses

Operating expenses decreased by 5.9% from $4.5 million in 2010 to $4.3 million in 2011 due to the cost incurred related to the reverse acquisition with CFO Consultants, Inc. of $0.4 million incurred in 2010 but not incurred in 2011.

Income tax expense

The PRC subsidiaries have been entitled to full exemption on enterprise income tax in the PRC since January 1, 2008.  Income tax expense has been provided for the dividend withholding tax from 5% to 10% on dividends declared by the PRC subsidiaries to their parent company incorporated in Hong Kong.

Our Board of Directors and management has to reserve all profits earned after October 1, 2010 for our business expansion in the future and therefore no provision for dividend withholding tax has been provided since October 1, 2010.

The Fiscal Years Ended December 31, 2009 and 2010

	Year Ended December 31,
	2009	2010
	(Dollars in thousands except units and per unit data)
Revenue	$64,463	$91,794
Gross profit	$28,011	$31,844
Unit sales (metric tons)	92,382	98,233
Selling price per unit	$698	$934
Gross profit per unit	$303	$324
Gross profit as a % of revenue	43.5%	34.7%

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

Though our gross profit margin decreased from 43.5% in 2009 to 34.7% in 2010, we successfully passed through the increase in the purchase price of potatoes to our customers and improved our gross profit per unit by 6.9% from $303.2 per metric ton in 2009 to $324.2 per metric ton in 2010.  Our customers are well informed regarding potato prices and the fact that potatoes are our major cost of sales.   Since our sales people are able to explain the price changes, we did not experience difficulty in gaining full customer acceptance on our price adjustments.  We did not lose any anticipated orders and were able to maintain our overall gross profit levels.

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

The following table sets out a summary of our cash flow during 2009 to 2011:

	Year Ended December 31,
	2009	2010	2011
	(Dollars in thousands)
Net cash provided by operating activities	$19,835	$24,605	$37,015
Net cash used in investing activities	(11)	(153)	(10,937)
Net cash used in financing activities	(2,075)	(19,581)	7,331
Net increase in cash and cash equivalents	17,749	4,871	33,409
Effect of foreign exchange rate on changes in cash and cash equivalents	(6)	372	2,188
Cash and cash equivalents at beginning of year	4,388	22,131	27,374
Cash and cash equivalents at end of year	$22,131	$27,374	$62,971

Cash flow from operating activities

We derived our cash flow from operating activities principally from receipt of payments for sales of our products.  Our cash outflow from operating activities is principally from purchases of raw materials.

For 2011, we had net cash generated from operating activities of $37.0 million, which was primarily contributed by net income before working capital changes of $32.1 million and a decrease, representing customer repayments, in trade accounts receivable of $3.1 million.  The decrease in trade accounts receivable was primarily due to our increased collection effort in 2011.

For 2010, we had net cash generated from operating activities of $24.6 million, which was primarily contributed by net income before working capital changes of $25.9 million and partially offset by cash outflow due to an increase in trade accounts receivable of $3.3 million.  The increase in trade accounts receivable was primarily due to the increase in our sales prices during the year.

For 2009, we had net cash generated from operating activities of $19.8 million, which was primarily contributed by net income before working capital changes of $21.8 million.  The cash inflow was partially   offset by cash outflow due to an increase in trade accounts receivable of $3.9 million.  The increase in trade accounts receivable was primarily due to our sales growth.

Cash flow from investing activities

Our cash outflow for investing activities is principally for purchases of and deposits made for property, plant and equipment from 2009 to 2011.

Cash flow from financing activities

We derived our cash inflow from financing activities principally from bank borrowings and advances from shareholders.  Our cash outflow from financing activities relates primarily to the repayment of debts, repayments of   advances from shareholders and the payment of dividends.

For 2011, we had net cash generated from financing activities of $7.3 million, which was due to net proceeds from bank borrowings of $0.8 million and net advances received from shareholders of $6.7 million. The advances received were used primarily to fund working capital requirement of our new subsidiary Yunnan WeiBao.

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

NET CURRENT ASSETS/LIABILITIES

The following table sets out our current assets and current liabilities as at the dates indicated:

	December 31,
	2010	2011
	(Dollars in thousands)
Current assets:
Cash	$27,374	$62,971
Trade accounts receivable, net	22,165	20,045
Inventories	1,596	1,315
Prepayments and other receivables	1,296	303
	$52,431	$84,634

Current liabilities:
Trade accounts payable	$240	$446
Accruals and other payables	3,530	3,328
Income taxes payable	2,949	3,000
Short-term borrowings	2,655	3,577
Convertible note	25	-
Derivative instruments	55	5
Due to shareholders	2,870	9,442
	12,324	19,798
Net current assets	$40,107	$64,836

We had net current assets of $64.8 million as of December 31, 2011.  The significant improvement in net current assets as of December 31, 2011 from December 31, 2010 of $24.7 million was primarily due to cash inflow from operating activities, offset by cash used to make deposits on property, plant and equipment for our future expansion plans.

Trade accounts receivable

Our trade accounts receivable represent receivables from customers for sales of products. We had trade accounts receivable of $22.2 million and $20.0 million as of December 31, 2010 and 2011 respectively.  The decrease in trade receivables as of December 31, 2010 was due primarily to our increased collection efforts in 2011.

The table below sets out our trade accounts receivable turnover days for the periods indicated:

	Years Ended
	December 31,
	2010	2011

Trade accounts receivable turnover days (note)	80	71

Note:	Trade accounts receivable turnover days is equal to the average trade accounts receivable divided by sales and multiplied by 365 days. Average trade accounts receivable are equal to trade accounts receivable at the beginning of the year plus trade accounts receivable at the end of the year and divided by two.

The trade accounts receivable turnover days decreased from 80 days in 2010 to 71 days in 2011, as a result of our increased collection efforts in 2011.

Inventories

Our inventories amounted to $1.6 million and $1.3 million as of December 31 2010 and 2011 respectively.

The following table sets out the summary of our inventories as of the dates indicated:

	December 31,
	2010	2011
	(Dollars in thousands)

Raw materials	$454	$369
Finished goods	1,142	946
	$1,596	$1,315

The following table sets out the inventory turnover days for the periods indicated:

	Years Ended
	December 31,
	2010	2011

Inventory turnover days (note)	9	7

Note:	The calculation of inventory turnover days is based on the average inventory balances divided by cost of goods sold and multiplied by 365 days for the year. Average inventory balances are equal to inventory balance at the beginning of the year plus inventory balances at the end of the year and divided by two.

The inventory turnover days remained relatively stable in 2010 and 2011.

Trade accounts payable

Our trade accounts payable primarily represented the amount we owed to our suppliers for the purchase of raw materials, mainly potatoes, packaging materials and coal.

Due to shareholders

The balances of amounts due to shareholders of $2.9 million and $9.4 million as of December 31, 2010 and 2011 are unsecured, non-interest bearing and have no fixed terms of repayment.

Property, plant and equipment

Net plant and machinery and other office equipment, amounted to $7.7 million and $7.2 million as of December 31, 2010 and 2011 respectively.  We had no significant additions to property, plant and equipment during the periods presented. Deposits of $11.7 million were made to purchase property, plant and equipment during the year ended December 31, 2011 related to our future expansion plans.

Capital Expenditures

The following table sets out the historical capital expenditures during the periods indicated:

	Years Ended
	December 31,
	2010	2011
	(Dollars in thousands)
Furniture, fixtures and office equipment (including deposits)	$153	$10,937

The following table sets out our projected capital expenditures for the three years ending December 31:

	December 31,
	2012	2013	2014
	(Dollars in thousands)
Land use rights	$7,949	$9,539	$37,043
Buildings	7,949	8,680	10,811
Plant and machinery	22,258	-	13,990
	$38,156	$18,219	$61,844

We expect that the capital expenditures for the three years ending December 31, 2014 will be primarily used for land use rights, buildings, and plant and machinery to establish a national research and development center for potato starch, new production lines for native potato starch, modified potato starch and whole potato starch.

We expect to finance our projected capital expenditures mainly by the net proceeds we received from any future equity offerings and from cash generated from our continuing operating activities.

COMMITMENTS AND CONTINGENCIES

(a)	Capital commitments

In August 2010, the Company entered into agreements with the People’s Government of the Zhaoyang District, Yunnan Province to purchase property, plant and equipment totaling approximately $19 million related to the construction of production facilities. As of December 31, 2011, the Company has purchased $0.2 million of property, plant and equipment under these agreements and has made $11.7 million of deposits under these agreements. Therefore, as of December 31, 2011 the commitment has been reduced to $7.1 million.

(b)	Lease commitments

Operating lease commitments include commitments under non-cancellable lease agreements for our office premises, as well as a land lease.   The leases expire from July 2012 through October 2042.  The yearly future minimum rental payments required as of December 31, 2011 were as follows:

(Dollars in thousands)
2012	$94
2013	69
2014	24
2015	24
2016	24
Thereafter	616
$851

Item 7A	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8.	Financial Statements and Supplementary Financial Data

Consolidated Financial Statements

The financial statements required by this item begin on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a) Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness, as of December 31, 2011, of the design and operation of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on our evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that information is accumulated and communicated to allow timely decisions regarding required disclosures due to the material weaknesses in our internal control over financial reporting as of December 31, 2011, as further described below.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (US GAAP) and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. As a result of the material weaknesses described below, we determined that our internal control over financial reporting was not effective as of December 31, 2011, based on those criteria.

A material weakness is a significant deficiency, or combination of significant deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

As a result of our assessment, management identified the following material weaknesses in internal control over financial reporting as of December 31, 2011:

•	While there were internal controls and procedures in place that relate to financial reporting and the prevention of material misstatements, these controls did not fully meet the required documentation and effectiveness requirements under the Sarbanes-Oxley Act; specifically, we did not maintain adequate documentation of our internal control assessment, including risk matrices, internal control narratives and flowcharts, and test results. We may not be able to fully remediate this material weakness unless we hire more staff. We will continue to monitor and assess the costs and benefits of additional staffing.

•	We lack independent Board members necessary to maintain audit and other board committees consistent with proper corporate governance standards. As a result, oversight and monitoring responsibility pertaining to the Company's financial reporting and related internal control is not sufficient. Considering the costs associated with procuring and providing the infrastructure to support additional Board members that are independent, management has concluded that the risks associated with the lack of independent Board members are not sufficient to justify the adding independent members at this time. Management will periodically reevaluate this situation as circumstances change.

Our management does not believe that the material weaknesses discussed above had a material effect on our financial condition or results of operations or caused our financial statements as of and for the year ended December 31, 2011 to contain a material misstatement.

Attestation Report of Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s assessment was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

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

Name	Age	Position
Joanny Kwok	33	Chairman, CEO, Director
Guohua Zheng	57	Chief Operating Officer, Director
Ken Tsang	31	Chief Financial Officer
Jacky Kwok	31	Director

Joanny Kwok , age 33, has been chairman of the board and Chief Executive Officer since October 21, 2010.  Ms. Kwok is the co-founder of Hong Kong Wai Bo International Ltd. and has been the CEO and Chairman of the Board since it was founded 2005.  In 2006, Ms. Kwok founded Gansu Weibao Starch Co., Ltd. through Hong Kong Waibo International Ltd.  Prior to that, Ms. Kwok founded Ever Flow International Ltd. in 2002, which was acquired by Hong Kong Wai Bo International Ltd. in 2008.  In 2003, Ms. Kwok founded Yunnan Zhaoyang Weili Starch Co., Ltd. and Guizhou Weining Starch Co., Ltd. through Ever Flow International Ltd.  We believe that Ms. Kwok provides the Board of Directors with unique insight relating to our corporate direction, strategies and business development.  Ms. Kwok also is vice president of China Potato Starch-Specialized Society (CPSSS), a national trade organization focused on research and communication in the potato starch industry. Ms. Kwok graduated from the University of Technology, Sydney (UTS) with a B.A. in International Trade and Finance in 2002.

Guohua Zheng, age 57, is our Chief Operating Officer since October 21, 2010 and has served as a member of our Board of Directors since November 1, 2010.  Mr. Zheng has served as the vice-president of Hong Kong Wai Bo International Limited. since July 2010. Prior to that, Mr. Zheng was General Manager of Gansu Weibao Starch Co., Ltd. from 2006 to July 2010.  Mr. Zheng graduated from Yunnan College of Finance and Economics, with a diploma in Corporate Finance Management in 1983.  Mr. Zheng offers us and the Board of Directors significant financial, strategic and management expertise.

Ken Tsang, age 31, is our Chief Financial Officer since October 21, 2010 and the Chief Financial Officer of Hong Kong Wai Bo International Limited since September 1, 2010. He is responsible for the implementation of our internal controls and corporate governance practice as well as liaising with external parties and regulatory bodies in respect of financial matters.  Prior to joining us, he was an audit manager for RSM Nelson Wheeler, an international auditing firm, from 2003 to 2010, where Mr. Tsang was in charge of audit work, internal control review and due diligence projects.  He graduated from the Hong Kong University of Science and Technology in 2002 with a Bachelor’s Degree in Accounting.  He is a CPA member of the Hong Kong Institute of Certified Public Accountants.

Jacky Kwok , age 31, has served  as a member of our Board of Directors since November 1, 2010.  Mr. Kwok is the co-founder of Hong Kong Wai Bo International Limited and is the vice chairman and vice president since it was founded in 2005. Mr. Kwok is responsible for overseeing the manufacturing process and raw material procurement.  Mr. Kwok graduated from Central Queensland University Australia, with a Bachelors Degree in Business Administration in 2005.  We believe that Mr. Kwok possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing us and our business and is thus best positioned to develop agendas that ensure that the Board of Director’s time and attention are focused on the most critical matters relating to our business.

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

Compensation Committee

We do not presently have a compensation committee. Our Board of Directors currently acts as our compensation committee.

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

Based solely on our review of such forms furnished to us, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during 2011.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth all cash compensation paid by us, as well as certain other compensation paid or accrued, for each of the last two of our fiscal years to each named executive officers.

Name and Principal		Salary	Bonus	Stock Award(s)	Option Award(s)	Non Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All other Compensation	Total
Position	Year	($)	($)	($)	($)	(#)	($)	($)	($)

Joanny Kwok,	2011	$102,429	—	—	—	—	—	—	$102,429
CEO and	2010	$66,539	—	—	—	—	—	—	$66,539
President

Ken Tsang,	2011	$91,667	—	—	—	—	—	—	$91,667
Chief Financial	2010	$23,166	—	—	—	—	—	—	$23,166
Officer

Employment Agreements with Executive Officers

We do not have any employment agreements with our executive officers.

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the fiscal years ended December 31, 2010 and 2011.

Equity Compensation Plan Information

We currently do not have any equity compensation plans.

Compensation of Directors

Currently our directors serve without compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of Common Stock as of December 31, 2011 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of Common Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of December 31, 2011, we had 24,003,570 shares of Common Stock issued and outstanding, warrants to acquire 2,760,000 shares of Common Stock (“Warrants”). None of the Warrants are held by officers, directors, or principle shareholders of the Company.

Names and Addresses of Beneficial Owners	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Kai Bo Holdings Limited (3)	22,493,475	93.7%

Joanny Kwok, Chief Executive Officer and Chairperson of the Board (3)	22,493,475	93.7%

Jacky Kwok, Director (3)	22,493,475	93.7%

Yukang Lam (3)	22,493,475	93.7%

Ken Tsang, Chief Financial Officer	0	0

Guohua Zheng, Chief Operating Officer and Director	0	0

All Directors and Officers as a Group (4 Persons)	22,493,475	93.7%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities anticipated to be exercisable or convertible at or within 60 days of the date hereof, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. The indication herein that shares are anticipated to be beneficially owned is not an admission on the part of the listed stockholder that he, she or it is or will be a direct or indirect beneficial owner of those shares.
(2)	Based on 24,003,570 shares of Common Stock outstanding on December 31, 2011.
(3)	Kai Bo Holdings Limited is a Bermuda company with a principal address at: Rm 2102 F&G, Nan Fung Centre, 264-298 Castle Peak Rd, Tsuen Wan, New Territories, Hong Kong. Joanny Kwok, Jacky Kwok and Lam Yukang are principals of Kai Bo International Limited, which controls a majority of the shares of Kai Bo Holdings Limited and accordingly they share beneficial ownership of our shares held by Kai Bo Holdings Limited.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Changes in Control

Not Applicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Shareholder Loans

Ms. Joanny Kwok, our Chief Executive Officer and Chairperson, has at various times advanced funds to the Company either directly or through entities that she controls. These loans have been unsecured, non-interest bearing, and have no fixed terms of repayment. The principle amount due on these loans was approximately $2.9 million and $9.4 million as of December 31, 2010 and 2011. The maximum amount advanced to the Company was approximately $2.9 million and $9.4 million during the years ended December 31, 2010 and 2011. The Company repaid approximately $0.6 million of the advances during the year ended December 31, 2010, and no repayment was made during the year ended December 31, 2011.

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

Item 14.	Principal Accountant Fees and Services.

Effective October 21, 2010, we retained GHP Horwath, P.C. as our independent registered public accounting firm.  Prior to October 21, 2010, Sam Kan & Company had served as our auditor.

Fees for the fiscal years ended December 31, 2011 and 2010

Audit Fees.   Fees billed and expected to be billed by GHP Horwath, P.C. for the annual audit and quarterly reviews relating to the fiscal year ended December 31, 2011 were approximately $241,000. This amount includes fees related to procedures performed required to issue consents related to Registration Statements filed by the Company during 2011. Fees billed by GHP Horwath, P.C. were approximately $185,000 for the audit of the annual financial statements for the fiscal year ended December 31, 2010.  Fees billed by GHP Horwath, P.C. in 2010 in connection with the review of our Forms 8-K and 8-K/A, including the audit of Hong Kong Waibo’s financial statements prior to the reverse merger were approximately $212,000.

Audit-Related Fees.   None.

Tax Fees.           None.

All Other Fees .   None

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

2.1	Share Exchange Agreement, dated as of October 21, 2010 (1)

3.1	Amended Articles of Incorporation (2)

3.2	Bylaws (2)

4.1	Registration Rights Agreement, dated as of December 21, 2010 (2)

4.2	Form of Investor Warrant (2)

4.3	Form of Placement Agent Warrant (2)

10.1	Securities Purchase Agreement, dated as of December 21, 2010 (2)

10.2	Make Good Escrow Agreement, dated as of December 21, 2010 (2)

14.1*	Code of Ethics

21.1*	Subsidiaries of Kaibo Foods Company Limited

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

(1)	Incorporated herein by reference to the Current Report on Form 8-K filed by Kaibo Foods on October 22, 2010.

(2)	Incorporated herein by reference to Current Report on Form 8-K filed by Kaibo Foods on December 22, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kaibo Foods Company Limited

April 16, 2012	By:	/s/ Joanny Kwok
(Date Signed)		Joanny Kwok, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Joanny Kwok	Chief Executive Officer and Chairperson of the Board of Directors (Principal Executive Officer)	April 16, 2012
Joanny Kwok

/s/ Ken Tsang	Chief Financial Officer (Principal Financial and Accounting Officer)	April 16, 2012
Ken Tsang

/s/ Jacky Kwok	Director	April 16, 2012
Jacky Kwok

Exhibit Index

Exhibit Number	Description

2.1	Share Exchange Agreement, dated as of October 21, 2010 (1)

3.1	Amended Articles of Incorporation (2)

3.2	Bylaws (2)

4.1	Registration Rights Agreement, dated as of December 21, 2010 (2)

4.2	Form of Investor Warrant (2)

4.3	Form of Placement Agent Warrant (2)

10.1	Securities Purchase Agreement, dated as of December 21, 2010 (2)

10.2	Make Good Escrow Agreement, dated as of December 21, 2010 (2)

14.1*	Code of Ethics

21.1*	Subsidiaries of Kaibo Foods Company Limited

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

(1)	Incorporated herein by reference to the Current Report on Form 8-K filed by Kaibo Foods on October 22, 2010.

(2)	Incorporated herein by reference to Current Report on Form 8-K filed by Kaibo Foods on December 22, 2010.

KAIBO FOODS COMPANY LIMITED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Kaibo Foods Company Limited

We have audited the accompanying consolidated balance sheets of Kaibo Foods Company Limited and subsidiaries (“the Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kaibo Foods Company Limited and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ GHP HORWATH, P.C.

Denver, Colorado
April 16, 2012

KAIBO FOODS COMPANY LIMITED

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2010 AND 2011

(US dollars in thousands, except share data)

	December 31,
	2010	2011
ASSETS

Current assets:
Cash	$27,374	$62,971
Trade accounts receivable	22,165	20,045
Inventories	1,596	1,315
Prepayments and other	1,296	303

Total current assets	52,431	84,634
Property, plant and equipment, net	7,657	7,227
Deposits on property, plant and equipment	-	11,744

Total assets	$60,088	$103,605

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$240	$446
Accruals and other payables	3,530	3,328
Taxes payable	2,949	3,000
Short-term borrowings	2,655	3,577
Convertible note	25	-
Derivative instruments	55	5
Due to shareholders	2,870	9,442

Total liabilities (all current)	12,324	19,798

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 2,000,000 shares authorized; none issued and outstanding on December 31, 2010 and 2011	-	-
Common stock, par value $0.001 per share; 600,000,000 shares authorized ; issued and outstanding 3,285,007 and 24,003,750 shares on December 31, 2010 and 2011, respectively	3	24
Additional paid in capital	9,122	9,526
Statutory reserve	5,425	5,425
Retained earnings	28,044	60,123
Accumulated other comprehensive income	5,170	8,709
Total shareholders’ equity	47,764	83,807

Total liabilities and shareholders’ equity	$60,088	$103,605

The accompanying notes are an integral part of these consolidated financial statements.

KAIBO FOODS COMPANY LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

(US dollars in thousands, except for share and per share data)

	Year Ended December 31,
	2009	2010	2011

Sales	$64,463	$91,794	$108,100
Cost of sales	(36,452)	(59,950)	(71,949)

Gross margin	28,011	31,844	36,151

Operating expenses:
Selling, distribution and administrative expenses	(3,487)	(4,149)	(4,327)
Cost related to CFO Consultants, Inc. acquisition	-	(400)	-
	(3,487)	(4,549)	(4,327)

Income from operations	24,524	27,295	31,824

Other income (expense):
Interest expense	(187)	(179)	(210)
Interest income and other	133	412	465
	(54)	233	255

Income before income taxes	24,470	27,528	32,079
Income tax expense	(2,625)	(1,587)	-

Net income	$21,845	$25,941	$32,079

Net income per share:
Basic	$0.97	$1.15	$1.35

Diluted	$0.97	$1.14	$1.34

Weighted average shares outstanding used in the calculation of net income per share:

Basic	22,493,475	22,579,082	23,792,964

Diluted	22,493,475	22,693,227	24,003,570

The accompanying notes are an integral part of these consolidated financial statements.

F-4

KAIBO FOODS COMPANY LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

(US dollars in thousands)

	Year Ended December 31,
	2009	2010	2011

Net income	$21,845	$25,941	$32,079
Other comprehensive income (loss):
Foreign currency translation adjustments	(18)	1,385	3,539

Total comprehensive income	$21,827	$27,326	$35,618

The accompanying notes are an integral part of these consolidated financial statements.

KAIBO FOODS COMPANY LIMITED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

(US dollars in thousands, except share data)

	Common stock		Additional paid in capital	Statutory reserve	Retained earnings	Accumulated other comprehensive income	Total
	Share	Amount

Balances at January 1, 2009	1	-	-	5,200	3,292	3,803	$12,295

Issuance of common stock	2,361,715	2	7,279	-	-	-	7,281

Transfers to statutory reserve	-	-	-	225	(225)	-	-

Net income	-	-	-	-	21,845	-	21,845

Dividends declared	-	-	-	-	(22,809)	-	(22,809)

Foreign currency translation adjustments	-	-	-	-	-	(18)	(18)

Balances at December 31, 2009	2,361,716	2	7,279	5,425	2,103	3,785	18,594

Acquisition of net assets of CFO Consultants, Inc.	351,494	-	13	-	-	-	13

Issuance of common stock and warrants in private placement, net of offering costs	571,797	1	1,830	-	-	-	1,831

Net income	-	-	-	-	25,941	-	25,941

Foreign currency translation adjustments	-	-	-	-	-	1,385	1,385

Balances at December 31, 2010	3,285,007	$3	$9,122	$5,425	$28,044	$5,170	$47,764

Issuance of shares in connection with stock exchange transaction (Note 1 (b)):

- Issued to designee of the Waibo shareholders	20,131,759	20	(20)	-	-	-	-

- Issued to Millennium upon conversion of convertible note and other payable	586,804	1	424	-	-	-	425

Net income	-	-	-	-	32,079	-	32,079

Foreign currency translation adjustments	-	-	-	-	-	3,539	3,539

Balances at December 31, 2011	24,003,750	$24	$9,526	$5,425	$60,123	$8,709	$83,807

The accompanying notes are an integral part of these consolidated financial statements.

KAIBO FOODS COMPANY LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

(US dollars in thousands)

	Year Ended December 31,
	2009	2010	2011

Operating activities:
Net income	$21,845	$25,941	$32,079

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	972	989	1,054
Cost related to CFO Consultants, Inc. acquisition	-	400	-
Fair value change on derivative instruments	-	-	(50)

Changes in operating assets and liabilities:
Trade accounts receivable	(3,942)	(3,302)	3,097
Inventories	169	(344)	348
Prepayments and other	(366)	(819)	232
Taxes payable	1,600	277	-
Trade accounts payable	(152)	219	190
Accruals and other payables	(291)	1,244	65

Net cash provided by operating activities	19,835	24,605	37,015

Investing activities:
Deposit for property, plant and equipment	-	-	(10,659)
Purchases of property, plant and equipment	(11)	(153)	(278)
Net cash used in investing activities	(11)	(153)	(10,937)

Financing activities:
Proceeds from short-term debt	2,928	2,589	3,101
Payments on short-term debt	(2,928)	(3,668)	(2,326)
Proceeds from private placement of common stock and warrants	-	1,886	-
Payment of dividends	-	(22,775)	-
Advances from shareholders	7,442	3,036	6,566
Repayment of advances from shareholders	(9,517)	(649)	-

Net cash (used in)/provided by financing activities	(2,075)	(19,581)	7,331

Net increase in cash	17,749	4,871	33,409
Effect of exchange rate changes in cash	(6)	372	2,188
Cash, beginning of year	4,388	22,131	27,374

Cash, end of year	$22,131	$27,374	$62,971

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$187	$179	$210
Income taxes	$1,026	$1,312	$-
Noncash investing and financing activities:
Derivative instruments issued in private placement	$-	$55	$-
Issuance of shares offset with amounts due to shareholders	$7,281	$-	$-
Dividends declared	$22,809	$-	$-
Conversion of convertible note and other payable into common stock (Note 5 (b))	-	-	425

The accompanying notes are an integral part of these consolidated financial statements.

1.	ORGANIZATION AND BUSINESS OF THE COMPANY

(a)	Organization:

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

The Company’s principal subsidiaries at December 31, 2011 are as follows:

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

On October 21, 2010 (the “Closing Date”), CFO Consultants, a U.S. public shell company (now known as the Company) completed a stock exchange transaction (the “Share Exchange”) with the stockholders of Hong Kong Waibo International Limited (“Waibo”), whereby 22,493,475 shares of CFO Consultants’ common stock were agreed to be issued to stockholders of Waibo in exchange for 100% of their outstanding capital stock in Waibo, equal to 96% of all of the Company’s outstanding common stock, after giving effect to the conversion of an outstanding convertible note of the Company held by Millennium Group, Inc. (“Millennium”), in the principal amount of $25,000 (Note 5).  The note was convertible into 586,804 shares of the Company’s common stock.

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

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The accompanying financial statements present the consolidated financial position of the Company as of December 31, 2010 and 2011, and the consolidated results of operations and cash flows of the Company for each of the three years in the period ended December 31, 2011. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

An allowance for doubtful accounts is provided based on an evaluation of the collectability of accounts receivable, and other receivables. This evaluation primarily consists of an analysis based on current information available about the customer or borrower. Receivable losses are charged against the allowance when the Company believes the uncollectability of the receivable is confirmed. Subsequent recoveries, if any, are credited to the allowance. No allowance for doubtful accounts was deemed necessary as of December 31, 2010 and 2011.

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

As of December 31, 2010 and 2011, derivative instruments are measured at fair value on a recurring basis within Level 2 (See Note 10).  The Company did not have any assets or liabilities measured on a recurring basis within Level 1 or Level 3.

(j)	Inventories

Inventory is stated at the lower of cost or market. Inventory is valued using the weighted-average method, which approximates actual cost. Capitalized costs include materials, labor and manufacturing overhead related to the purchase and production of inventories.  Excess and obsolete inventory reserves are established based upon the Company’s evaluation of the quantity of inventory on hand relative to demand.  No reserve for obsolete inventory was deemed necessary as of December 31, 2010 and 2011.

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

The Company reviews and evaluates its property, plant and equipment for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Recoverability is measured by comparing the total estimated future cash flows on an undiscounted basis to the carrying amount of the assets. If such assets are considered to be impaired, an impairment loss is measured and recorded based on the amount that carrying value exceeds fair value. The Company’s estimates of future cash flows used in determining fair value are based on numerous assumptions, and it is possible that actual future cash flows may be significantly different than the estimates, which are subject to significant risks and uncertainties.  Management believes there is no impairment to property, plant and equipment as of December 31, 2010 and 2011.

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

The Company files income tax returns in various foreign jurisdictions.  Various foreign jurisdiction tax years remain open to examination; however, the Company believes any additional assessment, if any, will be immaterial to its consolidated financial statements.  The Company does not believe there will be any material changes in its tax positions over the next 12 months.  Interest and penalties accrued on any unrecognized tax benefits, if any, will be recognized as a component of income tax expense.  As of December 31, 2010 and 2011 the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended December 31, 2009, 2010 and 2011.

(n)	Value added tax (VAT)

Sales of goods in the PRC are subject to VAT at 17% (Output VAT). Input tax on purchases can be deducted from output VAT. The net amount of VAT recoverable from, or payable to, the taxation authority is included as part of “other receivables” or “other payables” in the consolidated balance sheets.

Revenues, expenses and assets are recognized net of the amount of VAT, except:

•	where the VAT incurred on the purchase of assets or services is not recoverable from the taxation authority, in which case the VAT is recognized as part of the cost of the acquisition of the asset or as part of the expense item as applicable; and

•	receivables and payables are stated with the amount of VAT included.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(o)	Social benefits contributions

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

The Company charges all costs of advertising to expense.  The Company incurred no advertising expense during the years ended December 31, 2009, 2010 and 2011.

(q)	Foreign currency translation

The functional currency of Waibo is the Hong Kong Dollar (“HK$”). The functional currency of the Company’s wholly-owned PRC subsidiaries is the Chinese Renminbi Yuan, (“RMB”). The RMB is not freely convertible into foreign currencies. The Company’s Hong Kong and PRC subsidiaries’ financial statements are maintained in their respective functional currencies. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods, which were not significant in 2009, 2010, or 2011.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(q)	Foreign currency translation (continued)

The exchange rates applied are as follows:

	December 31,
	2009	2010	2011
Conversion from HK$ into US$:
Year end exchange rate	7.76	7.77	7.77
Average yearly exchange rate	7.75	7.77	7.78

Conversion from RMB into US$:
Year end exchange rate	6.83	6.59	6.29
Average yearly exchange rate	6.83	6.76	6.45

(r)	Sales, use and other value added tax

Revenue is recorded net of applicable sales, use and value added tax.

(s)	Earnings per share

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

In June 2011, the FASB issued guidance to amend the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This guidance is effective for interim and annual periods beginning after December 15, 2011, and is to be applied retrospectively. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

3.	INVENTORIES

Inventories consist of:

	December 31,
	2010	2011

Raw materials	$454	$369
Finished goods	1,142	946

	$1,596	$1,315

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	December 31,
	2010	2011
At cost:
Land use rights	$713	$747
Buildings	2,176	2,281
Motor vehicles	318	334
Plant and machinery	9,481	10,020
Other equipment	75	95
Construction in progress	4	184
	12,767	13,661
Less accumulated depreciation	(5,110)	(6,434)

	$7,657	$7,227

At December 31, 2010 and 2011, property and equipment with carrying amounts of $5.3 million and $5.4 million, respectively, were pledged as collateral for bank facilities granted to the Company (Note 5).  Depreciation expense for the years ended December 31, 2009, 2010 and 2011, was approximately $1.0 million for each period.

5.	DEBT

(a)	Short-term borrowings:

	December 31,
	2010	2011

Secured bank borrowings	$2,655	$3,577

As of December 31, 2011, the Company has borrowings from banks, expiring at various dates through August 1, 2012, primarily used to finance working capital requirements.  The bank borrowings are in the form of credit facilities, which provide for borrowings of up to $3,577 as of December 31, 2011. All amounts available to the Company from the banks are based on the amount of collateral pledged. All banking facilities available to the Company were fully utilized as of December 31, 2010 and 2011.  Each draw on the bank facilities has a fixed term of twelve months for repayment. The interest rates on these borrowings are fixed at 5.31% to 5.84% per annum as of December 31, 2010, and 6.56% to 7.87% per annum as of December 31, 2011.  The weighted average short-term borrowing rate was 5.13%, 5.26% and 7.01% for the years ended December 31, 2009, 2010 and 2011, respectively.  These borrowings are collateralized by certain property, plant and equipment of the Company.

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

6.	INCOME TAXES

Pre-tax income from operations for the years ended December 31, 2009, 2010 and 2011, was taxable in the following jurisdiction:

	Year Ended December 31,
	2009	2010	2011

Current income tax expense - PRC	$2,625	$1,587	$-

(a)	United States of America

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

6.	INCOME TAXES (Continued)

(c)	PRC (Continued)

A reconciliation of the PRC statutory tax rate to the actual provision for income taxes is as follows:

	Years Ended December 31,
	2009	2010	2011

PRC tax rate	15%	15%	15%

Computed expected income tax expense	$3,671	$4,129	$4,812
Tax exempt income – PRC subsidiaries	(3,792)	(4,336)	(4,939)
Hong Kong holding company losses	121	207	127
PRC withholding tax on dividends	2,625	1,587	-

Income tax expense	$2,625	$1,587	$-

Pursuant to the New Tax Law , dividends declared by the PRC subsidiaries to their parent companies incorporated in Hong Kong are subject to withholding tax.  In accordance with Caishui (2008) No. 1 (“Circular 1”) issued by State Tax Authorities in February 2008, undistributed profits from the PRC subsidiaries up to December 31, 2007 are exempt from withholding tax when they are distributed in the future.  As a result, current income tax for the years ended December 31, 2009 and 2010 includes a provision for dividend withholding tax for distributable profits that were earned subsequent to January 1, 2008.  No provision for dividend withholding tax has been provided since October 1, 2010, as our Board of Directors and management have approved a plan to reserve all profits earned after October 1, 2010 for the Company’s business expansion in future.

No deferred tax assets or liabilities have been recorded, as there were no significant temporary differences that give rise to a deferred tax asset or liability as of December 31, 2010 and 2011.

7.	NET INCOME PER SHARE

Basic income per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted income per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as warrants and convertible debt, unless the effect is anti-dilutive.

The following is a reconciliation of the denominators for the weighted average number of shares outstanding used in the calculation of basic income per share for the years ended December 31, 2009, 2010 and 2011:

	2009	2010	2011

Shares issued beginning of period	1	2,361,716	3,285,007
Effect of reverse merger (1)	22,493,474	20,131,759	20,131,759
Weighted average shares issued during year	-	85,607	376,198

Basic weighted average shares – end of year	22,493,475	22,579,082	23,792,964

(1)	Earnings per share for periods prior to the reverse merger have been restated to reflect the equivalent number of shares to be received pursuant to the Share Exchange by the Waibo shareholders.

The following is a reconciliation of the denominators for the weighted average number of shares outstanding used in the calculation of diluted income per share for the years ended December 31, 2009 , 2010 and 2011:

	2009	2010	2011

Basic weighted average shares – end of year	22,493,475	22,579,082	23,792,964
Effect of convertible debt	-	114,145	210,606

Basic weighted average shares – end of year	22,493,475	22,693,227	24,003,570

As of December 31, 2010 and 2011 the Company had warrants outstanding to purchase 171,536 shares of common stock, which were considered anti-dilutive as the exercise prices of the warrants exceeded the average market price of the Company’s common stock.  As of December 31, 2009, the Company had no potentially dilutive securities outstanding.

8.	EMPLOYEE BENEFITS

The Company’s subsidiaries in the PRC participate in a government-mandated social benefits plan pursuant to which certain retirement, medical, housing and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s PRC subsidiaries to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly base compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution.  The Company recorded expenses of approximately $0.4 million, $0.5 million and $0.6 million related to plan contributions during the years ended December 31, 2009, 2010 and 2011, respectively.

9.	RELATED PARTY BALANCES AND TRANSACTIONS

The amounts due to shareholders (who are beneficial owners of 93.7% of the Company’s common stock) as of December 31, 2009, 2010 and 2011 and annual transactions are as follows:

	2009	2010	2011

Balance at January 1,	$9,964	$596	$2,870
Cash advances from shareholders	7,442	3,036	6,557
Repayment of cash advances from shareholders	(9,517)	(649)	-
Issuance of common stock	(7,281)	-)	-
Exchange difference	(12)	(113)	15

Balance at December 31,	$596	$2,870	$9,442

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

In connection with the Purchase Agreement, the Company and its majority stockholder, Kai Bo Holdings Limited (“Kai Bo”), entered into an escrow agreement (the “Make Good Escrow Agreement”) with the Investors, pursuant to which Kai Bo placed 285,892 shares of its common stock of the Company into escrow for distribution of up to 142,946 shares to the Investors in each of 2011 and 2012 in the event that the Company fails to reach certain net income targets for its 2010 and 2011 fiscal years.  Pursuant to the Make Good Escrow Agreement, if the Company’s after tax net income for fiscal 2010 is less than 95% of $25,882,536 (95% of such amount being the “2010 Guaranteed ATNI”), the escrow agent will transfer to each Investor on a pro rata basis a number of shares that is equal to 7,148 shares of common stock for each full percentage point by which the 2010 Guaranteed ATNI was not achieved up to a maximum of 142,946 shares.  If the Company’s after tax net income for fiscal 2011 is less than 95% of $33,382,670 (95% of such amount being the “2011 Guaranteed ATNI”), the escrow agent will transfer to each Investor a number of shares that is equal to 7,148 shares of commons stock for each full percentage point by which the 2011 Guaranteed ATNI was not achieved up to a maximum of 142,946 shares. The 2010 and 2011 Guaranteed ATNI were reached, therefore no amounts are owed to the Investors.

(b)	Warrants

In connection with the Purchase Agreement, the Company granted to the Investors and the placement agent warrants to purchase an aggregate of 171,536 shares of the Company’s common stock at an exercise price of $5.23 per share or on a cashless exercise basis, which expire on March 10, 2014.

Pursuant to the Purchase Agreement, if at any time prior to the exercise of the warrants, the Company enters into an agreement to issue shares of its common stock at a price less than that obtained for the common stock and warrants issued under the Purchase Agreement, the exercise price of the warrants will be adjusted downward as to obtain an equivalent number of shares of common stock at the lower issuance price.  As a result, the warrants are not considered to be indexed to the Company’s common stock and are therefore accounted for as a derivative liability instrument in the Company’s consolidated balance sheet.   As of December 31, 2010, the Company valued the warrants at approximately $55,000 using a binominal model and has reported the warrants as a liability on its consolidated balance sheet under the caption “Derivative Instruments”.   The change in fair value of the derivative instruments was not significant from the date of the closing of the Purchase Agreement (December 21, 2010) through December 31, 2010.  The change in fair value of the derivative instruments during the year ended December 31, 2011 was approximately $50,000. Changes to the fair value of the Derivative Instruments are reported in the Company’s statement of operations under the caption “Interest income and other”.

10.	SHAREHOLDERS’ EQUITY (Continued)

(b)	Warrants (continued)

The assumptions used in the binominal model to estimate the fair value of the warrants as of December 31, 2010 and 2011 are as follows:

	2010	2011

Stock price	$2.41	$1.00
Risk free interest rate	0.98%	1.17%
Expected term	3.0 years	1.98 years
Expected volatility	51%	65%
Expected dividend yield	0%	0%

(c)	Statutory reserve

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

In accordance with the relevant PRC regulations and the Articles of Association of the Company’s subsidiaries in the PRC, appropriations of net income as reflected in its PRC statutory financial statements are to be allocated to each of the general reserve and enterprise expansion reserve, as determined by the resolution of the Board of Directors annually. For the years ended December 31, 2009, 2010 and 2011, approximately $0.2 million, $0 and $0 of reserves, respectively, were appropriated.

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

The Company sells potato starch to customers in the PRC. Management considers that the Company’s current customers are generally creditworthy and credit is extended based on an evaluation of the customers’ financial condition. Therefore collateral is generally not required. The Company evaluates accounts receivable for potential credit losses based on its loss history and aging analysis. Such losses have been within management’s expectations. At December 31, 2010 and 2011, the five largest customers accounted for 26% and 25% of trade receivables, respectively.  No single customer exceeds 10% of trade receivables. For the years ended December 31, 2009, 2010 and 2011, the five largest customers accounted for 20%, 25% and 21% of net sales, respectively.

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

In August 2010, the Company entered into agreements with the People’s Government of the Zhaoyang District, Yunnan Province to purchase property, plant and equipment totaling approximately $19 million related to the construction of production facilities. As of December 31, 2011, the Company has purchased $0.2 million of property, plant and equipment under these agreements and has made $11.7 million of deposits under these agreements. Therefore, as of December 31, 2011, the commitment has been reduced to $7.1 million. In addition, as of December 31, 2011, the company has contracts with vendors to purchase equipment relating to the construction of production facilities for $10.3 million.

(b)	Lease commitments

Operating lease commitments include commitments under non cancellable lease agreements for the Company’s office premises, as well as a land lease.   The leases expire from July 2012 through October 2042.  The future minimum rental payments as of December 31, 2011 were as follows:

Year ending	Amount
2012	$94
2013	69
2014	24
2015	24
2016	24
Thereafter	616

$851

Rent expense under operating leases was $0.3 million, $0.6 million and $0.7 million for the years ended December 31, 2009, 2010 and 2011, respectively.

