Form 10-Q
period 2012-03-31
KAIBO FOODS Co Ltd
filed 2012-05-15
CIK 1426874

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 11, 2012, there were 24,003,570 shares of common stock of the issuer outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KAIBO FOODS COMPANY LIMITED

CONSOLIDATED BALANCE SHEETS

(US dollars in thousands, except share data)

	December 31,	March 31,
	2011	2012
		(Unaudited)
ASSETS

Current assets:
Cash	$62,971	$79,688
Trade accounts receivable	20,045	6,991
Inventories	1,315	1,325
Prepayments and other receivables	303	353

Total current assets	84,634	88,357
Property, plant and equipment, net	7,227	8,199
Deposits on property, plant and equipment	11,744	10,869

Total assets	$103,605	$107,425
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$446	$161
Accruals and other payables	3,328	1,935
Taxes payable	3,000	3,000
Short-term borrowings	3,577	4,365
Derivative instruments	5	-
Due to shareholders	9,442	9,653

Total liabilities (all current)	19,798	19,114

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 2,000,000 shares authorized; none issued and outstanding on December 31, 2011 and March 31, 2012	-	-
Common stock, par value $0.001 per share; 600,000,000 shares authorized; issued and outstanding 24,003,570 shares on December 31, 2011 and March 31, 2012	24	24
Additional paid in capital	9,526	9,526
Statutory reserve	5,425	5,425
Retained earnings	60,123	64,779
Accumulated other comprehensive income	8,709	8,557
Total shareholders’ equity	83,807	88,311

Total liabilities and shareholders’ equity	$103,605	$107,425

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

KAIBO FOODS COMPANY LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011 AND 2012

(UNAUDITED)

(US dollars in thousands, except for share and per share data)

	Three Months Ended March 31,
	2011	2012

Sales	$25,689	$14,153
Cost of sales	(17,640)	(9,038)

Gross margin	8,049	5,115
Operating expenses	(864)	(633)
Income from operations	7,185	4,482

Interest expense and other	(107)	(76)
Interest income and other	32	250
	(75)	174

Income before income taxes	7,110	4,656
Income tax expense	-	-

Net income	$7,110	$4,656

Net income per share:
Basic	$0.30	$0.19

Diluted	$0.30	$0.19

Weighted average shares outstanding used in the calculation of net income per share:
Basic	23,416,766	24,003,570

Diluted	24,003,570	24,003,570

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

4

KAIBO FOODS COMPANY LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2011 AND 2012

(UNAUDITED)

(US dollars in thousands)

	Three Months Ended March 31,
	2011	2012

Net income	$7,110	$4,656
Other comprehensive income (loss):
Foreign currency translation adjustments	468	(152)

Total comprehensive income	$7,578	$4,504

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

KAIBO FOODS COMPANY LIMITED

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2012

(UNAUDITED)

(US dollars in thousands, except share data)

	Ordinary shares		Additional paid in capital	Statutory reserve	Retained earnings	Accumulated other comprehensive income	Total
	Shares	Amount

Balances at January 1, 2012	24,003,570	$24	$9,526	$5,425	$60,123	$8,709	$83,807

Net income	-	-	-	-	4,656	-	4,656

Foreign currency translation adjustments	-	-	-	-	-	(152)	(152)

Balances at March 31, 2012	24,003,570	$24	$9,526	$5,425	$64,779	$8,557	$88,311

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

KAIBO FOODS COMPANY LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2011 AND 2012

(UNAUDITED)

(US dollars in thousands)

	Three Months Ended March 31,
	2011	2012

Operating activities:
Net income	$7,110	$4,656

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	254	268
Fair value change on derivative instruments	61	(5)

Changes in operating assets and liabilities:
Trade accounts receivable	8,956	13,022
Inventories	(711)	(12)
Prepayments and other receivables	960	2
Trade accounts payable	152	(285)
Accruals and other payables	(1,011)	(1,389)

Net cash provided by operating activities	15,771	16,257

Investing activities:
Deposits for property, plant and equipment	(3,287)	-
Acquisitions of property, plant and equipment	(30)	(450)
Net cash used in investing activities	(3,317)	(450)

Financing activities:
Proceeds from short-term debt	760	794
Advances from shareholders	1,303	213

Net cash provided by financing activities	2,063	1,007

Increase in cash	14,517	16,814
Effect of exchange rates on changes in cash	293	(97)
Cash, beginning of period	27,374	62,971

Cash, end of the period	$42,184	$79,688

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$46	$76

Non-cash investing and financing activities:
Transfer of deposits to property, plant and equipment	$-	$804

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

KAIBO FOODS COMPANY LIMITED

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2011 AND 2012

(UNAUDITED)

(US dollars in thousands, except share amounts)

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

On October 21, 2010 (the “Closing Date”), CFO Consultants, a U.S. public shell company (now known as the Company) completed a stock exchange transaction (the “Share Exchange”) with the stockholders of Hong Kong Waibo International Limited (“Waibo”), whereby 22,493,475 shares of CFO Consultants’ common stock were agreed to be issued to stockholders of Waibo in exchange for 100% of their outstanding capital stock in Waibo, equal to 96% of all of the Company’s outstanding common stock, after giving effect to the conversion of an outstanding convertible note of the Company held by Millennium Group, Inc. (“Millennium”), in the principal amount of $25.  The note was convertible into 586,804 shares of the Company’s common stock.

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

KAIBO FOODS COMPANY LIMITED

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2011 AND 2012

(UNAUDITED)

(US dollars in thousands, except share amounts)

1.	ORGANIZATION AND BUSINESS OF THE COMPANY (Continued)

(b)	Recapitalization and reorganization: (Continued)

On the Closing Date, Waibo became a wholly-owned subsidiary of the Company. The Share Exchange has been accounted for as a reverse acquisition and recapitalization whereby Waibo is deemed to be the accounting acquirer (legal acquiree) and the Company is deemed to be the accounting acquiree (legal acquirer). Accordingly, Waibo’s historical financial statements for the periods prior to the reverse acquisition became those of the Company retroactively restated for, and giving effect to, the number of shares received in the Share Exchange.  The assets and liabilities, and revenues and expenses of the Company are included in the accompanying financial statements effective from the Closing Date.  The total net liabilities assumed by Waibo as of the Closing Date were $25.  The Company is deemed to be a continuation of the business of Waibo.

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

The accompanying interim consolidated financial statements have been prepared by management without audit. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual audited financial statements for the year ended December 31, 2011, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on April 16, 2012. Amounts as of December 31, 2011 are derived from those audited consolidated financial statements.

KAIBO FOODS COMPANY LIMITED

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2011 AND 2012

(UNAUDITED)

(US dollars in thousands, except share amounts)

2.	BASIS OF PRESENTATION (continued)

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from these estimates.

 In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2012, and the results of their operations and cash flows for the three months ended March 31, 2011 and 2012, have been made.  The Company’s operations are seasonal; therefore, the results of operations for the three months ended March 31, 2011 and 2012 are not necessarily indicative of the operating results for the full year.

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

 The Company’s production facility in Gansu is located in a colder region in the PRC and typically halts production from January through February and resumes production from March to May. However, during the first quarter of 2012, the weather was colder than in prior years. As a result, production in Gansu was suspended for the entire first quarter of 2012.  The Gansu facility also halts production from June through July and resumes production in August.

 During the off season, the production facilities perform routine maintenance on their production lines.

KAIBO FOODS COMPANY LIMITED

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2011 AND 2012

(UNAUDITED)

(US dollars in thousands, except share amounts)

3.	SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

Information about the organization of the Company, significant accounting policies, and recent accounting standards are included in the Company’s December 31, 2011 consolidated financial statements. However, certain selected accounting policies are described below:

(a)	Allowance for doubtful accounts

An allowance for doubtful accounts is provided based on an evaluation of the collectability of accounts receivable, and other receivables. This evaluation primarily consists of an analysis based on current information available about the customer or borrower. Receivable losses are charged against the allowance when the Company believes the uncollectability of the receivable is confirmed. Subsequent recoveries, if any, are credited to the allowance. No allowance for doubtful accounts was deemed necessary as of December 31, 2011 and March 31, 2012.

(b)	Inventories

Inventory is stated at the lower of cost or market. Inventory is valued using the weighted-average method, which approximates actual cost. Capitalized costs include materials, labor and manufacturing overhead related to the purchase and production of inventories. Excess and obsolete inventory reserves are established based upon the Company’s evaluation of the quantity of inventory on hand relative to demand. No reserve for obsolete inventory was deemed necessary as of December 31, 2011 and March 31, 2012.

KAIBO FOODS COMPANY LIMITED

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2011 AND 2012

(UNAUDITED)

(US dollars in thousands, except share amounts)

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

The Company reviews and evaluates its property, plant and equipment for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Recoverability is measured by comparing the total estimated future cash flows on an undiscounted basis to the carrying amount of the assets. If such assets are considered to be impaired, an impairment loss is measured and recorded based on discounted estimated future cash flows. The Company’s estimates of future cash flows are based on numerous assumptions, and it is possible that actual future cash flows will be significantly different than the estimates which are subject to significant risks and uncertainties. Management believes that there is no impairment to property, plant and equipment as of December 31, 2011 and March 31, 2012.

KAIBO FOODS COMPANY LIMITED

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2011 AND 2012

(UNAUDITED)

(US dollars in thousands, except share amounts)

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

As of March 31, 2012, derivative instruments are measured at fair value on a recurring basis within Level 2 (See Note 10). The Company did not have any assets or liabilities measured on a recurring basis within Level 1 or Level 3.

The carrying value of financial instruments including cash, trade accounts receivable and payable, and short-term borrowings approximate fair value due to their short maturities. The fair value of amounts due to shareholders is not practicable to estimate, due to the related party nature of the underlying transactions.

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

KAIBO FOODS COMPANY LIMITED

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2011 AND 2012

(UNAUDITED)

(US dollars in thousands, except share amounts)

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

The Company files income tax returns in various foreign jurisdictions. Various foreign jurisdiction tax years remain open to examination; however, the Company believes any additional assessment, if any, will be immaterial to its consolidated financial statements. The Company does not believe there will be any material changes in its tax positions over the next 12 months. Interest and penalties accrued on any unrecognized tax benefits, if any, will be recognized as a component of income tax expense. As of March 31, 2012 the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three months ended March 31, 2011 and 2012.

(g)	Foreign currency translation

The functional currency of the Company’s wholly-owned subsidiary, Waibo, is the Hong Kong Dollar (“HK$”). The functional currency of the Company’s wholly-owned PRC subsidiaries is the Chinese Renminbi Yuan, (“RMB”). The RMB is not freely convertible into foreign currencies. The Company’s Hong Kong and PRC subsidiaries’ financial statements are maintained in their respective functional currencies. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods, which were not significant during three months ended March 31, 2011 or 2012.

KAIBO FOODS COMPANY LIMITED

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2011 AND 2012

(UNAUDITED)

(US dollars in thousands, except share amounts)

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

The exchange rates applied are as follows:

	March 31,	December 31,	March 30,
	2011	2011	2012
Conversion from HK$ into US$:
Period end exchange rate	7.78	7.77	7.77
Average periodic exchange rate	7.79	7.78	7.76

Conversion from RMB into US$:
Period end exchange rate	6.54	6.29	6.30
Average periodic exchange rate	6.58	6.45	6.30

(h)	Earnings per share

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

4.	INVENTORIES

Inventories consist of:

	December 31,	March 31,
	2011	2012
		(Unaudited)

Raw materials	$369	$455
Finished goods	946	870

	$1,315	$1,325

KAIBO FOODS COMPANY LIMITED

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2011 AND 2012

(UNAUDITED)

(US dollars in thousands, except share amounts)

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	December 31,	March 31,
	2011	2012
		(Unaudited)
At cost:
Land use rights	$747	$745
Buildings	2,281	2,276
Motor vehicles	334	334
Plant and machinery	10,020	10,004
Other equipment	95	95
Construction in progress	184	1,439
	13,661	14,893
Less accumulated depreciation	(6,434)	(6,694)

	$7,227	$8,199

At December 31, 2011 and March 31, 2012, property and equipment with carrying amounts of $5.4 million and $5.2 million, respectively, were pledged as collateral for bank facilities granted to the Company (Note 6). Depreciation expense for the three months ended March 31, 2011 and 2012 was approximately $0.3 million for each period.

KAIBO FOODS COMPANY LIMITED

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2011 AND 2012

(UNAUDITED)

(US dollars in thousands, except share amounts)

6.	DEBT

Short-term borrowings:

	December 31,	March 31,
	2011	2012
		(Unaudited)

Secured bank borrowings	$3,577	$4,365

As of March 31, 2012, the Company has borrowings from banks, expiring at various dates through August 1 2012, primarily used to finance working capital requirements. The bank borrowings are in the form of credit facilities, which provide for borrowings of up to $4.4 million as of March 31, 2012. All amounts available to the Company from the bank are based on the amount of collateral pledged. All banking facilities available to the Company were fully utilized as of March 31, 2012. Each draw on the bank facilities has a fixed term of twelve months for repayment. The interest rates on these borrowings are fixed at 6.56% to 7.87% per annum as of March 31, 2012. The weighted average short-term borrowing rate was 5.56% and 7.11% for the three months ended March 31, 2011 and 2012, respectively. These borrowings are collateralized by certain property, plant and equipment of the Company.

KAIBO FOODS COMPANY LIMITED

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2011 AND 2012

(UNAUDITED)

(US dollars in thousands, except share amounts)

7.	INCOME TAXES

Pre-tax income from operations for the three months ended March 31, 2011 and 2012, was not taxable. The Company and its subsidiaries are incorporated in the following jurisdictions:

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

KAIBO FOODS COMPANY LIMITED

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2011 AND 2012

(UNAUDITED)

(US dollars in thousands, except share amounts)

7.	INCOME TAXES (Continued)

(c)	PRC

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

A reconciliation of the PRC tax rate to the actual provision for taxes is as follows:

	Three Months Ended March 31,
	2011	2012
	(Unaudited)	(Unaudited)

PRC tax rate	15%	15%

Computed expected income tax expense	$1,067	$698
Tax exempt income – PRC subsidiaries	(1,095)	(712)
Hong Kong holding company losses	28	14

	$-	$-

Pursuant to the New Tax Law, dividends declared by the Company’s PRC subsidiaries to their parent companies incorporated in Hong Kong are subject to withholding tax. In accordance with Caishui (2008) No. 1 (“Circular 1”) issued by State Tax Authorities in February 2008, undistributed profits from the PRC subsidiaries up to December 31, 2007 are exempt from withholding tax when they are distributed in the future. Therefore, during the years ended December 31, 2009 and 2010 the Company recorded a provision for dividend withholding tax on distributable profits that were earned subsequent to January 1, 2008 resulting in an outstanding liability of $3 million as of December 31, 2011 and March 31, 2012 relating to these withholding taxes. No provision for dividend withholding tax has been provided since October 1, 2010, as our Board of Directors and management have approved a plan to reserve all profits earned after October 1, 2010 for the Company’s business expansion in future.

No deferred tax assets or liabilities have been recorded, as there were no significant temporary differences that give rise to a deferred tax asset or liability as of December 31, 2011 and March 31, 2012.

KAIBO FOODS COMPANY LIMITED

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2011 AND 2012

(UNAUDITED)

(US dollars in thousands, except share amounts)

8.	NET INCOME PER SHARE

Basic income per share is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted income per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as warrants and convertible debt, unless the effect is anti-dilutive.

The following is a reconciliation of the denominators for the weighted average number of shares outstanding used in the calculation of basic income per share for the three months ended March 31, 2011 and 2012:

	2011	2012
	(Unaudited)	(Unaudited)

Shares issued beginning of period	3,285,007	24,003,570
Effect of reverse merger (1)	20,131,759	-

Basic weighted average shares – end of period	23,416,766	24,003,570

(1)	Earnings per share for periods prior to the reverse merger have been restated to reflect the equivalent number of shares to be received pursuant to the Share Exchange by the Waibo shareholders.

The following is a reconciliation of the denominators for the weighted average number of shares outstanding used in the calculation of diluted income per share for the three months ended March 31, 2011 and 2012:

	2011	2012
	(Unaudited)	(Unaudited)

Basic weighted average shares – end of period	23,416,766	24,003,570
Effect of convertible debt	586,804	-

Diluted weighted average shares – end of period	24,003,570	24,003,570

As of March 31, 2011 and 2012 the Company had warrants outstanding to purchase 171,536 shares of common stock, which were considered anti-dilutive as the exercise prices of the warrants exceeded the average market price of the Company’s common stock.

KAIBO FOODS COMPANY LIMITED

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2011 AND 2012

(UNAUDITED)

(US dollars in thousands, except share amounts)

9.       RELATED PARTY BALANCES AND TRANSACTIONS

The amounts due to shareholders as of March 31, 2011 and 2012 and transactions during the respective periods are as follows:

	2011	2012
	(Unaudited)	(Unaudited)

Balance at January 1,	$2,870	$9,442
Cash advances from shareholders	1,300	213
Exchange difference	-	(2)

Balance at March 31,	$4,170	$9,653

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

If at any time prior to the exercise of the warrants, the Company enters into an agreement to issue shares of its common stock at a price less than that obtained for the common stock and warrants which were issued in December 2010, the exercise price of the warrants will be adjusted downward as to obtain an equivalent number of shares of common stock at the lower issuance price.  As a result, the warrants are not considered to be indexed to the Company’s common stock and are therefore accounted for as a derivative liability instrument in the Company’s consolidated balance sheet.   As of December 31, 2011 and March 31, 2012, the Company valued the warrants at approximately $5 and $ Nil, respectively, using a binominal model and has reported the warrants as a liability on its consolidated balance sheet under the caption “Derivative Instruments”.  The change in fair value of the derivative instruments during the three months ended March 31, 2011 and 2012 was approximately $61 and $5 respectively. Changes to the fair value of the Derivative Instruments are reported in the Company’s statement of operations under the caption “Interest expenses and other” and “Interest income and other” respectively.

The assumptions used in the binominal model to estimate the fair value of the warrants are as follows:

	December 31,	March 31,
	2011	2012
		(Unaudited)
Stock price	$1.00	$0.50
Risk free interest rate	1.17%	1.17%
Expected term	1.98 years	1.73 years
Expected volatility	65%	65%
Expected dividend yield	0%	0%

KAIBO FOODS COMPANY LIMITED

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2011 AND 2012

(UNAUDITED)

(US dollars in thousands, except share amounts)

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

The Company sells potato starch to customers in the PRC. Management considers that the Company’s current customers are generally creditworthy and credit is extended based on an evaluation of the customers’ financial condition. Therefore, collateral is generally not required. The Company evaluates accounts receivable for potential credit losses based on its loss history and aging analysis. Such losses have been within management’s expectations. At December 31, 2011 and March 31, 2012, the five largest customers accounted for 25% and 30% of trade receivables, respectively. No single customer exceeds 10% of trade receivables. For the three months ended March 31, 2011 and 2012, the five largest customers accounted for 22% and 27% net of sales, respectively.

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

In August 2010, the Company entered into agreements with the People’s Government of the Zhaoyang District, Yunnan Province to purchase property, plant and equipment totaling approximately $19 million related to the construction of production facilities. As of March 31, 2012, the Company has purchased $1.4 million of property, plant and equipment under these agreements and has made $10.9 million of deposits under these agreements. Therefore, as of March 31, 2012, the commitment has been reduced to $6.7 million. In addition, as of March 31, 2012, the company has contracts with vendors to purchase equipment relating to the construction of production facilities for $10.2 million.

KAIBO FOODS COMPANY LIMITED

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2011 AND 2012

(UNAUDITED)

(US dollars in thousands, except share amounts)

12.    COMMITMENTS AND CONTINGENCIES (Continued)

(b)	Lease commitments

Operating lease commitments include commitments under non-cancellable lease agreements for the Company’s office premises, as well as a land lease. The leases expire from July 2012 through October 2042. The yearly future minimum rental payments required as of March 31, 2012 were as follows:

Amount
2012 (nine months)	$71
2013	69
2014	24
2015	24
2016	24
Thereafter	616

$828

Rent expense under operating leases for the three months ended March 31, 2011 and 2012 was approximately $0.1 million for each period.

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

We have established an extensive distribution network in the PRC. During the three months ended March 31, 2012, 40.3% and 59.7% of our products were sold to manufacturers and distributors respectively.

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

 We currently have a production capacity of 111,500 metric tons per year for native potato starch. As of March 31, 2012, our production capacity utilization was 65.2%. We plan to establish new production lines for native potato starch, modified potato starch and whole potato starch.  We plan to increase our production capacity to 176,500 metric tons by 2012.  Should we able to increase our production capacity in time to meet any increase in demand, future growth of our revenue will be significantly improved.

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

Cost of sales

Our cost of sales comprises cost of raw material, direct labor and production overhead, which accounted for 83.5%, 3.1% and 13.4% of our cost of sales respectively for the three months ended March 31, 2012.

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

Our selling and distribution costs consisted of transportation costs, salaries and staff welfare expenses of sales personnel, entertainment expenses and telecommunication expenses incurred by our sales personnel. Our facilities are strategically located near railways, which we use as the main method of transporting our products.  We only pay for shipment of our products to the railway station.  Our customers pay for the railway transfer fee.  Transportation costs accounted for an average of 61.1% of our selling and distribution costs incurred for the three months ended March 31, 2012.

Our administrative and other expenses consisted of salaries and staff related expenses for administrative personnel, depreciation charges, entertainment expenses and other office related expenses. The major components of administrative and other expenses include salaries and depreciation, which accounted for an average of 16.4% and 1.6% of our administrative expenses incurred for the three months ended March 31, 2012.

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

Our Gansu factory is in one of the colder regions in China and typically halts production during January and February and resumes production from March to May.  However, during the first quarter of 2012, the weather was colder than in prior years. As a result, production in Gansu was suspended for the entire first quarter of 2012. It typically shuts down again during June and July and resumes production in August. During the off-season, we spend time performing routine maintenance.

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

We review and evaluate property, plant and equipment for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows. Our estimates of future cash flows are based on numerous assumptions, and it is possible that actual future cash flows will be significantly different than the estimates which are subject to significant risks and uncertainties.  Management believes that there is no impairment to property, plant and equipment as of March 31, 2012.

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

Inventories

Inventory is stated at the lower of cost or market. Inventory is valued using the weighted average method, which approximates actual cost. Capitalized costs include materials, labor and manufacturing overhead related to the purchase and production of inventories.  Excess and obsolete inventory reserves are established based upon our evaluation of the quantity of inventory on hand relative to demand.  The total reserve for obsolete inventory was zero as of March 31, 2012.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is provided based on an evaluation of the collectability of accounts receivable, and other receivables. An allowance for doubtful accounts is provided, when considered necessary, primarily consisting of an analysis based on current information available about the customer or borrower. Receivable losses are charged against the allowance when our management believes the uncollectability of the receivable is confirmed. Subsequent recoveries, if any, are credited to the allowance. Total allowance for doubtful accounts was zero as of March 31, 2012.

Results of Operations

Comparison of the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2011	2012
	(Dollars in thousands except units and per unit data)
Revenue	$25,689	$14,153
Gross profit	$8,049	$5,115
Unit sales (metric tons)	22,020	14,940
Selling price per unit	1,167	947
Gross profit per unit	$365.5	$342.4
Gross profit as a % of revenue	31.3%	36.1%

Sales

During first quarter of 2012, the weather in Gansu was colder than it was in prior years. As a result, production of our Gansu factory was seriously affected and suspended during the whole first quarter of 2012. This suspension was longer than expected as our Gansu factory would typically resume production in mid February. Accordingly, our sales volume decreased by 32.2% from 22,020 metric tons in 2011 to 14,940 metric tons in 2012. In addition, our unit selling price decreased by 18.9% as the price of potatoes has fallen sharply since the third quarter of 2011. As a result of these factors, our sales decreased by 44.9% from $25.7 million in 2011 to $14.2 million in 2012.

 Cost of sales

Our cost of sales decreased by 48.8% from $17.6 million in the first quarter of 2011 to $9.0 million in the first quarter of 2012, primarily due to corresponding decreases in the sales volume and the average purchase price of potatoes.

 Gross profit and gross profit margin

Despite the 18.9% decrease in our unit selling price, we still maintained our profitability as our gross profit per unit only slightly declined by 6.3% from $365.5 in 2011 to $342.4 in 2012. Our gross profit margin increased from 31.3% in 2011 to 36.1% in 2012 due to lower raw material cost changing the ratio of cost of sales as a percentage to sales.

Operating expenses

Operating expenses decreased by 26.7% from $0.9 million for the first quarter of 2011 to $0.6 million for the first quarter of 2012 due to lower operating expenses of our Gansu factory as a result of longer suspension of production than last year.

Interest income and other

Interest income and other increased by 681.3% to $0.3 million for the first quarter of 2012 mainly due to additions of government subsidies received in the first quarter of 2012.

Income tax expense

The PRC subsidiaries have been entitled to full exemption on enterprise income tax in the PRC since January 1, 2008.

Income tax expense is required to be recorded for dividend withholding taxes from 5% to 10% on dividends declared by the PRC subsidiaries to their parent company incorporated in Hong Kong. However, our Board of Directors and management decided to reserve all profits earned after October 1, 2010 for our business expansion in the future and therefore no provision for dividend withholding tax has been provided since October 1, 2010.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations primarily through internally generated cash, loans borrowed from banks and advances from shareholders. Going forward, we believe our sources of liquidity will be satisfied by using a combination of cash provided by our operating activities and proceeds from future offerings after the reverse merger.

The following table sets out a summary of our cash flow during the three months ended March 31, 2011 and 2012:

	Three Months Ended March 31,
	2011	2012

	(Dollars in thousands)
Net cash provided by operating activities	$15,771	$16,257
Net cash used in investing activities	(3,317)	(450)
Net cash provided by financing activities	2,063	1,007
Net increase in cash and cash equivalents	14,517	16,814
Effect of foreign exchange rate on changes in cash and cash equivalents	293	(97)
Cash and cash equivalents at beginning of year	27,374	62,971
Cash and cash equivalents at end of year	$42,184	$79,688

Cash flows from operating activities

We derive our cash flows from operating activities principally from receipt of payments for sales of our products.  Our cash outflow from operating activities is principally from purchases of raw materials.

For the three months ended March 31, 2012, we had net cash generated from operating activities of $16.3 million, which was primarily contributed by net income before working capital changes of $4.7 million and a decrease, representing customer repayments, in trade accounts receivable of $13.0 million.  The decrease in trade accounts receivable was primarily due to seasonality of sales and suspension of production of our Gansu factory due to cold weather in 2012.

For the three months ended March 31, 2011, we had net cash generated from operating activities of $15.8 million, which was primarily contributed by net income before working capital changes of $7.2 million and a decrease, representing customer repayments, in trade accounts receivable of $9.0 million.  The decrease in trade accounts receivable was primarily due to seasonality of sales.

Cash flows from investing activities

Our cash outflows from investing activities is principally for purchases of property, plant and equipment during the three months ended March 31, 2011 and 2012.

Cash flows from financing activities

We derive our cash inflows from financing activities principally from bank borrowings and advances from shareholders.  Our cash outflow from financing activities relates primarily to repayment of bank borrowings, advances to shareholders and the payment of dividends.

For the three months ended March 31, 2012, we had net cash provided by financing activities of $1.0 million, which was due to advances received from shareholders of $0.2 million, and proceeds from short term debt of $0.8 million.

For the three months ended March 31, 2011, we had net cash provided by financing activities of $2.1 million, which was due to advances received from shareholders of $1.3 million, and proceeds from short term debt of $0.8 million.

NET CURRENT ASSETS

The following table sets out our current assets and current liabilities as at the dates indicated:

	December 31,	March 31,
	2011	2012
Current assets:
Cash	$62,971	$79,688
Trade accounts receivable, net	20,045	6,991
Inventories	1,315	1,325
Prepayments and other receivables	303	353
	84,634	88,357

Current liabilities:
Trade accounts payable	446	161
Accruals and other payables	3,328	1,935
Income taxes payable	3,000	3,000
Short term borrowings	3,577	4,365
Derivative instruments	5	-
Due to shareholders	9,442	9,653
	19,798	19,114
Net current assets	$64,836	$69,243

We had net current assets of $69.2 million as of March 31, 2012.  The improvement in net current assets as of March 31, 2012 from December 31, 2011 of $4.4 million was primarily due to increase in cash and cash equivalents as a result of the cash inflow from operating activities.

Trade accounts receivable

Our trade accounts receivable represent receivables from customers for sales of products. We had trade accounts receivable of $20.0 million and $7.0 million as of December 31, 2011 and March 31, 2012, respectively.  The decrease in trade receivables as of March 31, 2012 was due primarily to seasonality of sales

The table below sets out our trade accounts receivable turnover days for the period indicated:

	Year Ended	Three Months Ended
	December 31,	March 31,
	2011	2012

Trade accounts receivable turnover days (note)	71	86

Note:	Trade accounts receivable turnover days is equal to the average trade accounts receivable divided by sales and multiplied by 365 days (90 days for the March 31, 2012 period). Average trade accounts receivable are equal to trade accounts receivable at the beginning of the year plus trade accounts receivable at the end of the year and divided by two.

The increase in trade accounts receivable turnover days in 2012 to 86 days was as a result of low trade accounts receivable being outstanding as of March 31, 2012, as a result of seasonality of sales and suspension of production of our Gansu factory due to cold weather in 2012.

Inventories

Our inventories remained constant at $1.3 million of March 31, 2012 and December 31, 2011.

The following table sets out the summary of balance of our inventories as of the dates indicated:

	December 31,	March 31,
	2011	2012

Raw materials	$369	$455
Finished goods	946	870
	$1,315	$1,325

The following table sets out the inventory turnover days as of the dates indicated:

	Year Ended December 31,	Three Months Ended March 31
	2011	2012

Inventory turnover days	7	13

Note:	The calculation of inventory turnover days is based on the average inventory balances divided by cost of goods sold and multiplied by 365 days for the year (90 days for the March 31, 2012 period). Average inventory balances are equal to inventory balance at the beginning of the year plus inventory balances at the end of the year and divided by two.

The increase in inventory turnover days was due primarily to seasonality of sales and suspension of production of our Gansu factory due to cold weather in 2012.

Trade accounts payable

Our trade accounts payable primarily represented the amount we owed to our suppliers for the purchase of raw materials, mainly potatoes, packaging materials and coal.

Due to shareholders

The balances of amount due to shareholders of $9.4 million and $9.7 million as of December 31, 2011 and March 31, 2012 are unsecured, interest free and have no fixed terms of repayment.

Property, plant and equipment

Net plant and machinery and other office equipment, amounted to $7.2 million and $8.2 million as of December 31, 2011 and March 31, 2012, respectively.  We had approximately $1.2 million additions to property, plant and equipment, mainly for our modified starch factory, during the three months ended March 31, 2012.. Deposits of $10.9 million were made to purchase additional property, plant and equipment during the three months ended March 31, 2012.

Capital Expenditures

The following table sets out the historical capital expenditures during the period indicated:

	Year Ended	Three Months Ended March 31,
	December 31, 2011	2012
	(Dollars in thousands)

Furniture, fixtures and office equipment	$10,937	$450

The following table sets out our projected capital expenditures for the three years ending December 31, 2013:

	December 31,
	2012	2013	2014
	(Dollars in thousands)
Land use rights	$7,949	$9,539	$37,043
Buildings	7,949	8,680	10,811
Plant and machinery	22,258	-	13,990
	$38,156	$18,219	$61,844

We expect that the capital expenditures for the three years ending December 2014 will be primarily used for land use rights, buildings, and plant and machinery to establish new production lines for native potato starch, modified potato starch and whole potato starch.

We expect to finance our projected capital expenditures mainly by the net proceeds we receive from any future equity offerings and from cash generated from our continuing operating activities.

COMMITMENT AND CONTINGENCIES

(a)	Capital commitments

In August 2010, the Company entered into agreements with the People’s Government of the Zhaoyang District, Yunnan Province to purchase property, plant and equipment totaling approximately $19 million related to the construction of production facilities. As of March 31, 2012, the Company has purchased $1.4 million of property, plant and equipment under these agreements and has made $10.9 million of deposits under these agreements. Therefore, as of March 31, 2012, the commitment has been reduced to $6.7 million. In addition, as of March 31, 2012, the company has contracts with vendors to purchase equipment relating to the construction of production facilities for $10.2 million.

(b)	Lease commitments

Operating lease commitments include commitments under non-cancellable lease agreements for our office premises, as well as a land lease. The leases expire from July 2012 through October 2042. The yearly future minimum rental payments required as of March 31, 2012 were as follows:

(Dollars in thousands)
2012	$71
2013	69
2014	24
2015	24
2016	24
Thereafter	616
$828

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a) Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness, as of March 31, 2012, of the design and operation of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on our evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that information is accumulated and communicated to allow timely decisions regarding required disclosures due to the material weaknesses in our internal control over financial reporting as described in Item 9A of the Company’s Form 10-K for the year ended December 31, 2011.

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

Item 4.  Mine Safety Disclosures

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

KAIBO FOODS COMPANY LIMITED

Date: May 15, 2012	By:	/s/ Joanny Kwok
Joanny Kwok, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2012	By:	/s/ Ken Tsang
Ken Tsang, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description
31.1	*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

