Form 10-Q
period 2012-06-30
KAIBO FOODS Co Ltd
filed 2012-08-15
CIK 1426874

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 15, 2012, there were 24,003,570 shares of common stock of the issuer outstanding.

TABLE OF CONTENTS

PART I FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KAIBO FOODS COMPANY LIMITED

CONSOLIDATED BALANCE SHEETS

(US dollars in thousands, except share data)

	December 31,	June 30,
	2011	2012
		(Unaudited)
ASSETS

Current assets:
Cash	$62,971	$91,855
Trade accounts receivable	20,045	-
Inventories	1,315	190
Prepayments and other receivables	303	362

Total current assets	84,634	92,407
Property, plant and equipment, net	7,227	8,641
Deposits on property, plant and equipment	11,744	9,981

Total assets	$103,605	$111,029

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$446	$2
Accruals and other payables	3,328	1,153
Taxes payable	3,000	3,002
Short-term borrowings	3,577	5,110
Derivative instruments	5	-
Due to shareholders	9,442	9,464

Total current liabilities	19,798	18,731
Long-term debt	-	786

Total liabilities	19,798	19,517

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 2,000,000 shares authorized; none issued and outstanding on December 31, 2011 and June 30, 2012	-	-
Common stock, par value $0.001 per share; 600,000,000 shares authorized; issued and outstanding 24,003,570 shares on December 31, 2011 and June 30, 2012	24	24
Additional paid in capital	9,526	9,526
Statutory reserve	5,425	5,425
Retained earnings	60,123	68,956
Accumulated other comprehensive income	8,709	7,581
Total shareholders’ equity	83,807	91,512

Total liabilities and shareholders’ equity	$103,605	$111,029

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

KAIBO FOODS COMPANY LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2012

(UNAUDITED)

(US dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012

Sales	$11,411	$15,683	$37,100	$29,836
Cost of sales	(8,124)	(11,163)	(25,764)	(20,201)

Gross margin	3,287	4,520	11,336	9,635
Operating expenses	(1,036)	(679)	(1,900)	(1,312)
Income from operations	2,251	3,841	9,436	8,323

Interest expense and other	(83)	(79)	(190)	(155)
Interest income and other	49	415	81	665
	(34)	336	(109)	510

Income before income taxes	2,217	4,177	9,327	8,833
Income tax expense	-	-	-	-

Net income	$2,217	$4,177	$9,327	$8,833

Net income per share:
Basic	$0.09	$0.17	$0.40	$0.37

Diluted	$0.09	$0.17	$0.39	$0.37

Weighted average shares outstanding used in the calculation of net income per share:

Basic	23,742,768	24,003,570	23,578,867	24,003,570

Diluted	24,003,570	24,003,570	24,003,570	24,003,570

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

KAIBO FOODS COMPANY LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2012

(UNAUDITED)

(US dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012

Net income	$2,217	$4,177	$9,327	$8,833
Other comprehensive income:
Foreign currency translation adjustments	759	(976)	1,227	(1,128)

Total comprehensive income	$2,976	$3,201	$10,554	$7,705

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

KAIBO FOODS COMPANY LIMITED

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

(US dollars in thousands, except share data)

	Common stock		Additional paid in capital	Statutory reserve	Retained earnings	Accumulated other comprehensive income	Total
	Shares	Amount

Balances at January 1, 2012	24,003,570	$24	$9,526	$5,425	$60,123	$8,709	$83,807

Net income	-	-	-	-	8,833	-	8,833

Foreign currency translation adjustments	-	-	-	-	-	(1,128)	(1,128)

Balances at June 30, 2012	24,003,570	$24	$9,526	$5,425	$68,956	$7,581	$91,512

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

KAIBO FOODS COMPANY LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2011 AND 2012

(UNAUDITED)

(US dollars in thousands)

	Six Months Ended June 30,
	2011	2012

Operating activities:
Net income	$9,327	$8,833

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	518	537
Fair value change on derivative instruments	93	(5)

Changes in operating assets and liabilities:
Trade accounts receivable	22,374	19,950
Inventories	1,345	1,118
Prepayments and other receivables	(53)	(63)
Trade accounts payable	(241)	(441)
Accruals and other payables	(2,227)	(2,157)

Net cash provided by operating activities	31,136	27,772

Investing activities:
Deposits for property, plant and equipment	(7,669)	-
Acquisitions of property, plant and equipment	(82)	(397)
Net cash used in investing activities	(7,751)	(397)

Financing activities:
Proceeds from short-term debt	766	1,587
Proceeds from long-term debt	-	786
Payments on short-term debt	(1,532)	-
Advances from shareholders	2,814	328
Repayment of advances from shareholders	-	(316)

Net cash provided by financing activities	2,048	2,385

Increase in cash	25,433	29,760
Effect of exchange rates on changes in cash	790	(876)
Cash, beginning of period	27,374	62,971

Cash, end of the period	$53,597	$91,855

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$190	$155
Income taxes	$-	$-

Non-cash investing and financing activities
Transfer of deposits to property, plant and equipment	$-	$1,644
Conversion of convertible note and other payable into common stock	$425	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

KAIBO FOODS COMPANY LIMITED

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE, 2011 AND 2012

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

THREE AND SIX MONTHS ENDED JUNE, 2011 AND 2012

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

THREE AND SIX MONTHS ENDED JUNE, 2011 AND 2012

(UNAUDITED)

(US dollars in thousands)

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

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2012, and the results of their operations and cash flows for the six months ended June 30, 2011 and 2012, have been made. The Company’s operations are seasonal; therefore, the results of operations for the six months ended June 30, 2012, are not necessarily indicative of the operating results for the full year.

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

THREE AND SIX MONTHS ENDED JUNE, 2011 AND 2012

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

An allowance for doubtful accounts is provided based on an evaluation of the collectability of accounts receivable, and other receivables. This evaluation primarily consists of an analysis based on current information available about the customer or borrower. Receivable losses are charged against the allowance when the Company believes the uncollectability of the receivable is confirmed. Subsequent recoveries, if any, are credited to the allowance. No allowance for doubtful accounts was deemed necessary as of December 31, 2011 and June 30, 2012.

(b)	Inventories

Inventory is stated at the lower of cost or market. Inventory is valued using the weighted-average method, which approximates actual cost. Capitalized costs include materials, labor and manufacturing overhead related to the purchase and production of inventories. Excess and obsolete inventory reserves are established based upon the Company’s evaluation of the quantity of inventory on hand relative to demand. No reserve for obsolete inventory was deemed necessary as of December 31, 2011 and June 30, 2012.

KAIBO FOODS COMPANY LIMITED

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE, 2011 AND 2012

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

The Company reviews and evaluates its property, plant and equipment for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Recoverability is measured by comparing the total estimated future cash flows on an undiscounted basis to the carrying amount of the assets. If such assets are considered to be impaired, an impairment loss is measured and recorded based on discounted estimated future cash flows. The Company’s estimates of future cash flows are based on numerous assumptions, and it is possible that actual future cash flows will be significantly different than the estimates which are subject to significant risks and uncertainties. Management believes that there is no impairment to property, plant and equipment as of December 31, 2011 and June 30, 2012.

KAIBO FOODS COMPANY LIMITED

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE, 2011 AND 2012

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

As of June 30, 2012, derivative instruments are measured at fair value on a recurring basis within Level 2 (See Note 10). The Company did not have any assets or liabilities measured on a recurring basis within Level 1 or Level 3.

The carrying value of financial instruments including cash, trade accounts receivable and payable, convertible notes and short-term borrowings approximate fair value due to their short maturities. The fair value of long-term debt bears interest rates commensurate with market rates and therefore management believes carrying value approximates fair value. The fair value of amounts due to shareholders is not practicable to estimate, due to the related party nature of the underlying transactions.

(e)	Revenue recognition

The Company generates its revenues from the selling of potato starch products.

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

THREE AND SIX MONTHS ENDED JUNE, 2011 AND 2012

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

The Company files income tax returns in various foreign jurisdictions. Various foreign jurisdiction tax years remain open to examination; however, the Company believes any additional assessment, if any, will be immaterial to its consolidated financial statements. The Company does not believe there will be any material changes in its tax positions over the next 12 months. Interest and penalties accrued on any unrecognized tax benefits, if any, will be recognized as a component of income tax expense. As of June 30, 2012 the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the six months ended June 30, 2011 and 2012.

(g)	Foreign currency translation

The functional currency of the Company’s wholly-owned subsidiary, Waibo, is the Hong Kong Dollar (“HK$”). The functional currency of the Company’s wholly-owned PRC subsidiaries is the Chinese Renminbi Yuan, (“RMB”). The RMB is not freely convertible into foreign currencies. The Company’s Hong Kong and PRC subsidiaries’ financial statements are maintained in their respective functional currencies. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods, which were not significant during six months ended June 30, 2011 or 2012.

KAIBO FOODS COMPANY LIMITED

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE, 2011 AND 2012

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

The exchange rates applied are as follows:

	Six Months	Twelve Months	Six Months
	June 30,	December 31,	June 30,
	2011	2011	2012
Conversion from HK$ into US$:
Period end exchange rate	7.78	7.77	7.76
Average periodic exchange rate	7.78	7.78	7.76

Conversion from RMB into US$:
Period end exchange rate	6.46	6.29	6.36
Average periodic exchange rate	6.53	6.45	6.32

(h)	Earnings per share

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

4.	INVENTORIES

Inventories consist of:

	December 31,	June 30,
	2011	2012
		(Unaudited)

Raw materials	$369	$112
Finished goods	946	78

	$1,315	$190

KAIBO FOODS COMPANY LIMITED

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE, 2011 AND 2012

(UNAUDITED)

(US dollars in thousands)

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	December 31,	June 30,
	2011	2012
		(Unaudited)
At cost:
Land use rights	$747	$1,525
Buildings	2,281	2,255
Motor vehicles	334	331
Plant and machinery	10,020	9,910
Other equipment	95	95
Construction in progress	184	1,423
	13,661	15,539
Less accumulated depreciation	(6,434)	(6,898)

	$7,227	$8,641

At December 31, 2011 and June 30, 2012, property and equipment with carrying amounts of $5.4 million and $5.8 million, respectively, were pledged as collateral for bank facilities granted to the Company (Note 6). Depreciation expense for the six months ended June 30, 2011 and 2012 was approximately $0.5 million for each period.

KAIBO FOODS COMPANY LIMITED

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE, 2011 AND 2012

(UNAUDITED)

(US dollars in thousands)

6.	DEBT

	December 31,	June 30,
	2011	2012
		(Unaudited)

Secured bank borrowings	$3,577	$5,896
Less: short-term borrowings	(3,577)	(5,110)

Long-term debt	-	786

As of June 30, 2012, the Company has borrowings from banks, expiring at various dates through May 7, 2015, primarily used to finance working capital requirements. The bank borrowings are in the form of credit facilities, which provide for borrowings of up to $6.7 million as of June 30, 2012. All amounts available to the Company from the bank are based on the amount of collateral pledged, of which $5.9 million banking facilities were utilized as of June 30, 2012. Each draw on the bank facilities has a fixed term of twelve months or three years for repayment. The interest rates on these borrowings are fixed at 6.56% to 7.15% per annum as of June 30, 2012. The weighted average short-term borrowing rate was 5.75% and 7.12% for the six months ended June 30, 2011 and 2012, respectively. These borrowings are collateralized by certain property, plant and equipment of the Company.

7.	INCOME TAXES

Pre-tax income from operations for the three and six months ended June 30, 2011 and 2012, was taxable in the following jurisdiction:

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

KAIBO FOODS COMPANY LIMITED

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE, 2011 AND 2012

(UNAUDITED)

(US dollars in thousands)

7.	INCOME TAXES

(c)	PRC

Pursuant to the circular entitled Scope of Preliminary Processing of Agricultural Products Entitled to Preferential Enterprise Income Tax Policies (Trial Implementation) published by Ministry of Finance (“MOF”) and State Administration of Taxation (“SAT”), the Company’s PRC subsidiaries have been entitled to full exemption from PRC corporate income tax beginning January 1, 2008. The exemption currently is not subject to any limitations.

A reconciliation of the PRC tax rate to the actual provision for taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

PRC tax rate	25%	25%	25%	25%

Computed expected income tax expense	$554	$1,044	$2,332	$2,208
Tax exempt income – PRC subsidiaries	(569)	(1,064)	(2,395)	(2,253)
Hong Kong holding company losses	15	20	63	45

	$-	$-	$-	$-

Pursuant to the New Tax Law, dividends declared by the Company’s PRC subsidiaries to their parent companies incorporated in Hong Kong are subject to withholding tax. In accordance with Caishui (2008) No. 1 (“Circular 1”) issued by State Tax Authorities in February 2008, undistributed profits from the PRC subsidiaries up to December 31, 2007 are exempt from withholding tax when they are distributed in the future. Therefore, during the years ended December 31, 2009 and 2010 the Company recorded a provision for dividend withholding tax on distributable profits that were earned subsequent to January 1, 2008 resulting in an outstanding liability of $3 million as of December 31, 2011 and June 30, 2012 relating to these withholding taxes. No provision for dividend withholding tax has been provided since October 1, 2010, as our Board of Directors and management have approved a plan to reserve all profits earned after October 1, 2010 for the Company’s business expansion in future.

No deferred tax assets or liabilities have been recorded as there were no significant temporary differences that give rise to a deferred tax asset or liability as of December 31, 2011 and June 30, 2012.

KAIBO FOODS COMPANY LIMITED

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE, 2011 AND 2012

(UNAUDITED)

(US dollars in thousands)

8.	NET INCOME PER SHARE

Basic income per share is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted income per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as warrants and convertible debt, unless the effect is anti-dilutive.

The following is a reconciliation of the denominators for the weighted average number of shares outstanding used in the calculation of basic income per share for the three and six months ended June 30, 2011 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Shares issued	3,611,009	24,003,570	3,447,108	24,003,570
Effect of reverse merger (1)	20,131,759	-	20,131,759	-

	23,742,768	24,003,570	23,578,867	24,003,570

(1)	Earnings per share for periods prior to the reverse merger have been restated to reflect the equivalent number of shares to be received pursuant to the Share Exchange by the Waibo shareholders.

The following is a reconciliation of the denominators for the weighted average number of shares outstanding used in the calculation of diluted income per share for the three and six months ended June 30, 2011 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Shares issued	23,742,768	24,003,570	23,578,867	24,003,570
Effect of reverse merger (1)	260,802	-	424,703	-

	24,003,570	24,003,570	24,003,570	24,003,570

As of June 30, 2011 and 2012 the Company had warrants outstanding to purchase 171,536 shares of common stock, which were considered anti-dilutive as the exercise prices of the warrants exceeded the average market price of the Company’s common stock

KAIBO FOODS COMPANY LIMITED

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE, 2011 AND 2012

(UNAUDITED)

(US dollars in thousands)

9.	RELATED PARTY BALANCES AND TRANSACTIONS

The amounts due to shareholders as of June 30, 2011 and 2012 and transactions during the respective periods are as follows:

	2011	2012
	(Unaudited)	(Unaudited)

Balance at January 1,	$2,870	$9,442
Cash advances from shareholders	2,814	328
Repayment of cash advances from shareholders	-	(316)
Exchange difference	(3)	10

Balance at June 30,	$5,681	$9,464

The amounts due to shareholders are unsecured, non-interest bearing and have no fixed terms of repayment. Cash advances received from shareholders are primarily used by the Company to finance working capital requirements.

10.	DERIVATIVE INSTRUMENTS

The Company has warrants outstanding in which the holder can purchase an aggregate of 171,536 shares of the Company’s common stock at an exercise price of $5.23 per share or on a cashless exercise basis, which expire on March 10, 2014.

 If at any time prior to the exercise of the warrants, the Company enters into an agreement to issue shares of its common stock at a price less than that obtained for the common stock and warrants which were issued in December 2010, the exercise price of the warrants will be adjusted downward as to obtain an equivalent number of shares of common stock at the lower issuance price.  As a result, the warrants are not considered to be indexed to the Company’s common stock and are therefore accounted for as a derivative liability instrument in the Company’s consolidated balance sheet.   As of December 31, 2011 and June 30, 2012, the Company valued the warrants at approximately $5 and $ Nil, respectively, using a binominal model and has reported the warrants as a liability on its consolidated balance sheet under the caption “Derivative Instruments”.  The change in fair value of the derivative instruments during the three and six months ended June 30, 2011 was approximately $32 and $93 respectively. The change in fair value of the derivative instruments during the three and six months ended June 30, 2012 was approximately $ Nil and $5 respectively. Changes to the fair value of the Derivative Instruments are reported in the Company’s statement of operations under the caption “Interest expenses and other” and “Interest income and other” respectively.

The assumptions used in the binominal model to estimate the fair value of the warrants are as follows:

	December 31,	June 30,
	2011	2012
		(Unaudited)
Stock price	$1.00	$1.50
Risk free interest rate	1.17%	1.17%
Expected life	1.98 years	1.48 years
Expected volatility	65%	65%
Expected dividend yield	0%	0%

KAIBO FOODS COMPANY LIMITED

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE, 2011 AND 2012

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

The Company sells potato starch to customers in the PRC. Management considers that the Company’s current customers are generally creditworthy and credit is extended based on an evaluation of the customers’ financial condition. Therefore, collateral is generally not required. The Company evaluates accounts receivable for potential credit losses based on its loss history and aging analysis. Such losses have been within management’s expectations. At December 31, 2011 and June 30, 2012, the five largest customers accounted for 25% and nil of trade receivables, respectively. No single customer exceeds 10% of trade receivables. For the three and six months ended June 30, 2011 and 2012, the five largest customers accounted for 26%, 21%, 22% and 23% net of sales, respectively.

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

In August 2010, the Company entered into agreements with the People’s Government of the Zhaoyang District, Yunnan Province to purchase property, plant and equipment totaling approximately $19 million related to the construction of production facilities. As of June 30, 2012, the Company has purchased $2.2 million of property, plant and equipment under these agreements and has made $10.0 million of deposits under these agreements. Therefore, as of June 30, 2012, the commitment has been reduced to $6.9 million. In addition, as of June 30, 2012, the Company has contracts with vendors to purchase equipment relating to the construction of production facilities for $10.1 million.

KAIBO FOODS COMPANY LIMITED

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE, 2011 AND 2012

(UNAUDITED)

(US dollars in thousands)

12.	COMMITMENTS AND CONTINGENCIES (Continued)

(b)	Lease commitments

Operating lease commitments include commitments under non-cancellable lease agreements for the Company’s office premises, as well as a land lease. The leases expire from November 2012 through October 2042. The yearly future minimum rental payments required as of June 30, 2012 were as follows:

Amount
2012 (six months)	$46
2013	68
2014	24
2015	24
2016	24
Thereafter	609

$795

Rent expense under operating leases for the three and six months ended June 30, 2011 and 2012 was approximately $0.1 million for each period.

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

Our products are currently sold under the “Wei Bao” and “Jiabao” brand names.  The Wei Bao brand is targeted primarily to food processors and our Jiabao brand is targeted to food service operators. We believe that our company is one of the top 5 premium starch potato processors in the PRC, with a production capacity of 91,500 metric tons per year. In 2008, we received the “China’s Potato Starch Industry Top Ten Best Selling Products”, “China’s Potato Starch Industry Top Ten Customer Satisfaction Product” and “China’s Potato Starch Industry Top Ten Best Brands” awards.  Our Jiabao brand created in 2007 is gaining the acceptance of our target customers.

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

We have established an extensive distribution network in the PRC. During the six months ended June 30, 2012, 43.1% and 56.9% of our products were sold to manufacturers and distributors respectively.

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

We currently have a production capacity of 91,500 metric tons per year for native potato starch. As of June 30, 2012, our production capacity utilization was 74.6%. We plan to establish new production lines for native potato starch, modified potato starch and whole potato starch.  We plan to increase our production capacity to 176,500 metric tons by 2012.  Should we able to increase our production capacity in time to meet any increase in demand, future growth of our revenue will be significantly improved.

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

Cost of sales

Our cost of sales comprises cost of raw material, direct labor and production overhead, which accounted for 81.5%, 2.3% and 16.2% of our cost of sales respectively for the six months ended June 30, 2012.

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

Our selling and distribution costs consisted of transportation costs, salaries and staff welfare expenses of sales personnel, entertainment expenses and telecommunication expenses incurred by our sales personnel. Our facilities are strategically located near railways, which we use as the main method of transporting our products.  We only pay for shipment of our products to the railway station.  Our customers pay for the railway transfer fee.  Transportation costs accounted for an average of 60.8% of our selling and distribution costs incurred for the six months ended June 30, 2012.

Our administrative and other expenses consisted of salaries and staff related expenses for administrative personnel, depreciation charges, entertainment expenses and other office related expenses. The major components of administrative and other expenses include salaries and depreciation, which accounted for an average of 42.1% and 4.0% of our administrative expenses incurred for the six months ended June 30, 2012.

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

We review and evaluate property, plant and equipment for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows. Our estimates of future cash flows are based on numerous assumptions, and it is possible that actual future cash flows will be significantly different than the estimates which are subject to significant risks and uncertainties.  Management believes that there is no impairment to property, plant and equipment as of June 30, 2012.

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

Inventories

Inventory is stated at the lower of cost or market. Inventory is valued using the weighted average method, which approximates actual cost. Capitalized costs include materials, labor and manufacturing overhead related to the purchase and production of inventories.  Excess and obsolete inventory reserves are established based upon our evaluation of the quantity of inventory on hand relative to demand.  The total reserve for obsolete inventory was zero as of June 30, 2012.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is provided based on an evaluation of the collectability of accounts receivable, and other receivables. An allowance for doubtful accounts is provided, when considered necessary, primarily consisting of an analysis based on current information available about the customer or borrower. Receivable losses are charged against the allowance when our management believes the uncollectability of the receivable is confirmed. Subsequent recoveries, if any, are credited to the allowance. Total allowance for doubtful accounts was zero as of June 30, 2012.

Results of Operations

Comparison of the three and six months ended June 30, 2012 and 2011

Sales

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Dollars in thousands except units and per unit data)

Revenue	11,411	15,683	37,100	29,836
Gross profit	3,287	4,520	11,336	9,635
Unit sales (metric tons)	9,901	16,920	31,560	31,860
Selling price per unit	1,153	927	1,176	936
Gross profit per unit	332	267	359	302
Gross profit as a % of revenue	28.8%	28.8%	30.6%	32.3%

Due to a bumper harvest of potatoes during the third quarter of 2011, the supply of potatoes was higher than anticipated and extended the end of our production season from mid of April to mid of May 2012. Our sales volume for the second quarter increased by 70.9% from 9,901 metric tons in 2011 to 16,920 metric tons in 2012 accordingly. However, our Gansu factory suspended production during the whole first quarter of 2012 due to cold weather, and the lease of our Guanghe factory in Gansu with production capacity of 20,000 metric tons of potato starch was terminated by end of December 2011. As a result, our sales volume for the six months ended June 30, 2012 only increased slightly by 1% from 31,560 metric tons in 2011 to 31,860 metric tons in 2012. In addition, our unit selling price decreased by 20.4% for the six months of 2012 as the price of potatoes has fallen sharply since the third quarter of 2011. As a result of these factors, our sales decreased by 19.6% from $37.1 million for the six months of 2011 to $29.8 million for the six months of 2012.

Cost of sales

Our cost of sales increased by 37.4% from $8.1 million for the second quarter of 2011 to $11.2 million for the second quarter of 2012, primarily due to corresponding increase in sales volume offset by decrease in average purchase price of potatoes.

Our cost of sales decreased by 21.6% from $25.8 million for the six months of 2011 to $20.2 million for the six months of 2012, primarily due to corresponding decrease in the average purchase price of potatoes offset by slight increase in sales volume.

Gross profit and gross profit margin

During second quarter of 2012, the temperature in our production regions was higher than it was in prior years. Starch content of our potatoes was affected and lowered our output rate of starch from potatoes. As a result, our gross profit per unit decreased by 19.6% and 15.9%, respectively, for second quarter and six months of 2012.

Our gross profit margin remained constant for second quarter of 2011 compared to the second quarter of 2012 while increasing from 30.6% for six months of 2011 to 32.3% for six months of 2012 due to lower raw material cost.

Operating expenses

The operating expenses decreased by 34.5% and 30.9%, respectively, for second quarter and six months of 2012 compared to 2011, mainly due to the termination of the lease of our Guanghe factory in Gansu at the end of December 2011.

Interest income and other

Interest income and other increased by 747.0% and 721.0%, respectively, for second quarter and six months of 2012 compared to 2011 mainly due to government subsidies which are given by the local governments to support businesses in the agricultural industry, and not recurring in nature.

Income tax expense

The PRC subsidiaries have been entitled to full exemption on enterprise income tax in the PRC since January 1, 2008.  The income tax expense is required to be recorded for the dividend withholding tax from 5% to 10% on dividends declared by the PRC subsidiaries to their parent company incorporated in Hong Kong.

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

The following table sets out a summary of our cash flow during the six months ended June 30, 2011 and 2012:

	Six Months Ended June 30,
	2011	2012
	(Dollars in thousands)

Net cash provided by operating activities	$31,136	$27,772
Net cash used in investing activities	(7,751)	(397)
Net cash provided by financing activities	2,048	2,385
Net increase in cash and cash equivalents	25,433	29,760
Effect of foreign exchange rate on changes in cash	790	(876)
Cash at beginning of year	27,374	62,971
Cash at end of year	$53,597	$91,855

Cash flow from operating activities

We derive our cash flow from operating activities principally from receipt of payments for sales of our products.  Our cash outflow from operating activities is principally from purchases of raw materials.

For the six months ended June 30, 2012, we had net cash generated from operating activities of $27.8 million, which was primarily contributed by net income before working capital changes of $8.8 million and an increase, representing customer repayments, in trade accounts receivable of $20.0 million.  The increase in trade accounts receivable payments was primarily due to seasonality of sales.

For the six months ended June 30, 2011, we had net cash generated from operating activities of $31.1 million, which was primarily contributed by net income before working capital changes of $9.3 million and an increase, representing customer repayments, in trade accounts receivable of $22.4 million.  The increase in trade accounts receivable payments was primarily due to seasonality of sales.

Cash flow from investing activities

Our cash outflow from investing activities is principally for purchases of property, plant and equipment during the six months ended June 30, 2011 and 2012.

Cash flow from financing activities

We derive our cash inflow from financing activities principally from bank borrowings and advances from shareholders.  Our cash outflow from financing activities relates primarily to repayment of bank borrowings and advances to shareholders.

For the six months ended June 30, 2012, we had net cash provided by financing activities of $2.4 million, which was due primarily to the proceeds received from debt of $2.4 million.

For the six months ended June 30, 2011, we had net cash provided by financing activities of $2.0 million, which was due primarily to the net advances received from shareholders of $1.3 million.

NET CURRENT ASSETS

The following table sets out our current assets and current liabilities as at the dates indicated:

	December 31,	June 30,
	2011	2012
Current assets:
Cash	$62,971	$91,855
Trade accounts receivable, net	20,045	-
Inventories	1,315	190
Prepayments and other receivables	303	362
	84,634	92,407
Current liabilities:
Trade accounts payable	446	2
Accruals and other payables	3,328	1,153
Income taxes payable	3,000	3,002
Short term borrowings	3,577	5,110
Derivative instruments	5	-
Due to shareholders	9,442	9,464
	19,798	18,731
Net current assets	$64,836	$73,676

We had net current assets of $73.7 million as of June 30, 2012.  The improvement in net current assets as of June 30, 2012 from December 31, 2011 of $8.8 million was primarily due to increase in cash as a result of the cash inflow from operating activities.

Trade accounts receivable

Our trade accounts receivable represent receivables from customers for sales of products. We had trade accounts receivable of $20.0 million and nil as of December 31, 2011 and June 30, 2012, respectively.  The decrease in trade receivables as of June 30, 2012 was due primarily to seasonality of sales.

The table below sets out our trade accounts receivable turnover days for the period indicated:

	Year Ended	Six Months Ended
	December 31,	June 30,
	2011	2012

Trade accounts receivable turnover days (note)	71	61

Note:	Trade accounts receivable turnover days is equal to the average trade accounts receivable divided by sales and multiplied by 365 days (181 days for the June 30, 2012 period). Average trade accounts receivable are equal to trade accounts receivable at the beginning of the year plus trade accounts receivable at the end of the year and divided by two.

The significant drop in trade accounts receivable turnover days for six months ended June 30, 2012 to 61 days was a result of zero trade accounts receivable being outstanding as of June 30, 2012 due to seasonality.

Inventories

Our inventories decreased to $0.2 million as of June 30, 2012 from $1.3 million as of December 31, 2011 due to seasonality of sales.

The following table sets out the summary of balance of our inventories as of the dates indicated:

	December 31,	June 30,
	2011	2012

Raw materials	$369	$112
Finished goods	946	78
	$1,315	$190

The following table sets out the inventory turnover days as of the dates indicated:

	Year Ended December 31,	Six Months Ended June 30
	2011	2012

Inventory turnover days	7	7

Note:	The calculation of inventory turnover days is based on the average inventory balances divided by cost of goods sold and multiplied by 365 days for the year (181 days for the June 30, 2012 period). Average inventory balances are equal to inventory balance at the beginning of the year plus inventory balances at the end of the year and divided by two.

Trade accounts payable

Our trade accounts payable primarily represented the amount we owed to our suppliers for the purchase of raw materials, mainly potatoes, packaging materials and coal.

Due to shareholders

The balances of amount due to shareholders of $9.4 million and $9.5 million as of December 31, 2011 and June 30, 2012 are unsecured, interest free and have no fixed terms of repayment.

Property, plant and equipment

Net plant and machinery and other office equipment, amounted to $7.2 million and $8.6 million as of December 31, 2011 and June 30, 2012, respectively.  We had approximately $2.0 million additions to property, plant and equipment, mainly for our modified starch factory, during the six months ended June 30, 2012. Deposits of $10.0 million have been made to purchase additional property, plant and equipment as of June 30, 2012.

Capital Expenditures

The following table sets out the historical capital expenditures during the period indicated:

	Year Ended December 31,	Six Months Ended June 30,
	2011	2012

Furniture, fixtures and office equipment	$10,937	$397

The following table sets out our projected capital expenditures for the three years ending December 31, 2013:

	December 31,
	2012	2013	2014
	(for the remaining 6 months)
	(Dollars in thousands)
Land use rights	$7,862	$9,434	$36,635
Buildings	7,862	8,585	10,692
Plant and machinery	22,013	-	13,836
	$37,737	$18,019	$61,163

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

In August 2010, the Company entered into agreements with the People’s Government of the Zhaoyang District, Yunnan Province to purchase property, plant and equipment totaling approximately $19.0 million related to the construction of production facilities. As of June 30, 2012, the Company has purchased $2.2 million of property, plant and equipment under these agreements and has made $10.0 million of deposits under these agreements. Therefore, as of June 30, 2012, the commitment has been reduced to $6.9 million. In addition, as of June 30, 2012, the Company has contracts with vendors to purchase equipment relating to the construction of production facilities for $10.1 million.

(b)	Lease commitments

Operating lease commitments include commitments under non-cancellable lease agreements for our office premises, as well as a land lease. The leases expire from November 2012 through October 2042. The yearly future minimum rental payments required as of June 30, 2012 were as follows:

(Dollars in thousands)
2012 (six months)	$46
2013	68
2014	24
2015	24
2016	24
Thereafter	609
$795

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness, as of June 30, 2012, of the design and operation of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on our evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that information is accumulated and communicated to allow timely decisions regarding required disclosures due to the material weaknesses in our internal control over financial reporting as described in Item 9A of the Company’s Form 10-K for the year ended December 31, 2011.

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

KAIBO FOODS COMPANY LIMITED

Date: August 15, 2012	By:	/s/ Joanny Kwok
Joanny Kwok, Chief Executive Officer and President
(Principal Executive Officer)

Date: August 15, 2012	By:	/s/ Ken Tsang
Ken Tsang, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description
31.1	*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*          Filed herewith.

